Form 10-Q
period 1999-06-30
STUDIO CITY HOLDING CORP
filed 1999-08-16
CIK 1069067

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999

Commission File Number: 333-62551

                        STUDIO CITY HOLDING CORPORATION
             ------------------------------------------------------
                     (formerly CVT Corporation of America)
             (Exact name of Registrant as specified in its Charter)

            NEW YORK                                  EIN: 13-322-7032
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

153 Stevens Avenue, Mount Vernon, New York                               10550
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip code)

121 Stevens Avenue, Mount Vernon, New York                               10550
------------------------------------------                            ----------
(Former Address)                                                      (Zip Code)

                                 (352) 347-3947
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1999, there were outstanding 27,482,001 shares of Common Stock, par value of $.002.

                                     INDEX

PART ONE - FINANCIAL INFORMATION

  ITEM 1. Consolidated Condensed Financial Statements

          Balance Sheets as of
                  June 30, 1999, December 31, 1998 and accumulative from inception .....................    2

          Statements of Income (Loss) as of
                   June 30, 1999, December 31, 1998 and accumulative from inception ....................    3

          Stockholders' Equity as of
                   June 30, 1999, December 31, 1998 and accumulative from inception ....................    4

  ITEM 2. Management's Discussion and Analysis of Financial Condition ..................................    6

PART TWO - OTHER INFORMATION ...........................................................................   10

SIGNATURES .............................................................................................   10

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,          (Unaudited)
                                                                               --------------------------      June 30,
                                                                                   1997           1998           1999
                                                                               -----------    -----------    -----------
ASSETS
    Cash and cash equivalents                                                  $    18,448    $    80,178    $   101,480
    Intangible assets                                                               77,315         77,315         83,150
    Investment in joint ventures and stock                                          56,823         56,823         56,823
    Prepaid services                                                                 3,469          3,469          3,469
    Office equipment (cost $52,506, $52,506 and $53,009;
       accumulated depreciation $23,493, $33,320 and $36,652)                       29,013         19,186         16,357
    Organization costs (net of accumulated amortization)                               782            446            445
    Accounts receivable                                                                 --          7,445          1,636
    Stock subscriptions receivable                                                  53,000             --             --
                                                                               -----------    -----------    -----------
TOTAL ASSETS                                                                   $   238,850    $   244,862    $   263,360
                                                                               ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-stockholder                                                   $ 1,554,027    $ 1,554,027    $ 1,554,027
    Accrued interest                                                               290,518        375,069        415,910
    Accrued expenses                                                                37,841         65,284         34,415
    Loans from stockholders                                                             --        328,000        650,491
CONTINGENT LIABILITIES--Collective Bargaining Agreement                                 --             --             --
LEASE COMMITMENTS                                                                       --             --             --
                                                                               -----------    -----------    -----------
TOTAL LIABILITIES                                                                1,882,386      2,322,380      2,654,843

EQUITY SECURITIES SUBJECT TO RESCISSION                                            913,599      1,003,100      1,003,100

STOCKHOLDERS' EQUITY
    Common stock - par value $.002 in 1997 and 1998;
       150,000,000 shares authorized; 31,028,500 and 31,057,001                     61,077         61,077         61,077
       shares issued and outstanding in 1997 and 1998 respectively
    Common stock warrants                                                        5,000,000      5,000,000      5,000,000
    Preferred stock--A - par value $.0001 in 1997 and 1998;
       10,000,000 shares authorized, issued and outstanding in 1997 and 1998         1,000          1,000          1,000
    Preferred stock--B - no par value in 1996, $.0001 par value in 1997 and
       1998; 10,000,000 shares authorized; 3,825,834 issued and outstanding            383            383            383
       in 1997 and 1998
    Additional paid-in capital                                                   1,392,737      1,392,737      1,392,737
    Deficit accumulated during development stage                                (1,786,332)    (2,309,815)    (2,623,780)
    Less special distribution to stockholder                                    (7,226,000)    (7,226,000)    (7,226,000)
                                                                               -----------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                      (2,557,135)    (3,080,618)    (3,394,583)
                                                                               -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   238,850    $   244,862    $   263,360
                                                                               ===========    ===========    ===========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Cumulative               For The Year Ended                (Unaudited)
                                               From Inception                December 31,                   For The Six
                                            October 21, 1991 to      -----------------------------         Months Ended
                                              June 30, 1999             1997                1998           June 30, 1999
                                            -------------------      ---------           ---------         -------------
INCOME                                         $   286,168           $  15,693           $  66,026           $      --

EXPENSES
    Accounting fees                                128,980              24,209              36,406              16,750
    Advertising                                     15,792                                     236
    Amortization--organization costs                 1,537                 342                 329
    Auto expenses                                  167,029              24,712              13,988               4,384
    Bad debts                                      167,695
    Bank charges                                     1,467                                     513                 325
    Commissions                                     36,906
    Consulting fees                                138,740              19,506              11,098              15,196
    Contributions                                    1,052                                     724                 101
    Depreciation                                    36,652               5,520               9,829               3,331
    Dues and publications                           16,979               3,986               3,854                 609
    Equipment rental                               268,212              80,058             102,702              43,002
    Insurance                                       23,414               8,367                 217
    Interest                                       711,924             139,862             150,516              93,267
    Legal fees                                     252,265              66,180             101,564              54,245
    Licenses                                        23,918               3,212               4,432               2,383
    Meals                                           28,502               2,654               2,115               1,585
    Medical reimbursement--officer                  14,161                                   5,644
    Miscellaneous expenses                          43,795               8,485              12,622               2,398
    Offering costs                                  32,051              32,051
    Office expenses                                134,683              15,746              12,222              12,321
    Officer compensation                             5,000
    Postage                                         54,277              11,363               8,760               3,720
    Professional fees                               86,432              25,382                                     321
    Project costs                                  204,247              85,833              78,380              40,034
    Rent                                           136,020              14,358              15,267               4,546
    Repairs and maintenance                          1,275                                   1,026                 249
    Seminars                                           604
    Telephone expense                               76,820               8,340               8,704               2,012
    Travel                                          65,054               4,435               4,655              12,253
    Utilities                                       20,548               3,598               3,706                 933
    Wages                                           13,917
                                               -----------           ---------           ---------           ---------
TOTAL EXPENSES                                   2,909,948             588,199             589,509             313,965

                                               -----------           ---------           ---------           ---------
NET LOSS                                       $(2,623,780)          $(572,506)          $(523,483)          $(313,965)
                                               ===========           =========           =========           =========
EARNINGS (LOSS) PER
    COMMON SHARE
    (Basic and Diluted Loss Per Share          -----------           ---------           ---------           ---------
    are the same)                              $   (0.0191)          $ (0.0185)          $ (0.0168)          $ (0.0102)
                                               ===========           =========           =========           =========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Common Stock                                       Deficit
                         ------------------------------------------                         Accumulated    Special
                                             Additional   Common                              During     Distribution      Total
                           Common             Paid-In     Stock     Preferred   Preferred   Development       To       Stockholders'
                           Shares   Amount     Capital    Warrants   Stock A     Stock B       Stage      Stockholder     Equity
                         --------- --------  ----------  ---------- ----------  ---------- ------------  ------------- -------------
Issuance of
  common stock             748,000 $ 11,920 $1,138,500  $       --   $     --   $      -- $        --   $        --    $ 1,150,420
Special distribution                                                                                     (1,150,000)    (1,150,000)
Common shareholder
  loss for period
  October 21, 1991
  to December 31,
  1991                                                                                        (35,455)                     (35,455)
                     ------------- -------- ----------  ---------- -----------  --------- -----------   -----------    -----------
Balance at
  December 31,
  1991                     748,000   11,920  1,138,500          --         --          --     (35,455)   (1,150,000)       (35,035)

Issuance of
  common stock             610,201    1,662     72,770                                                                      74,432
Common shareholder
  loss for
  year ended
  December 31,
  1992                                                                                        (57,999)                     (57,999)
                     ------------- -------- ----------  ---------- -----------  --------- -----------   -----------    -----------
Balance at
  December 31,
  1992                   1,358,201   13,582  1,211,270          --          --         --     (93,454)   (1,150,000)       (18,602)

Stock split 1 to 100   134,461,899
Shares for properties                       (1,151,004)                                                                 (1,151,004)
Special distribution                                                                                     (6,076,000)    (6,076,000)
Issuance of common
  and preferred
  stock and common
  warrants              16,749,900    1,675     56,976   5,000,000                671,974                                5,730,625
Common shareholder
  loss for
  year ended
  December 31,
  1993                                                                                        (73,409)                     (73,409)
                     ------------- -------- ----------  ---------- -----------  --------- -----------   -----------    -----------
Balance at
  December 31,
  1993                 152,570,000   15,257    117,242   5,000,000          --    671,974    (166,863)   (7,226,000)    (1,588,390)

Issuance of common
  stock                (13,420,000)  (1,342)   242,670                                                                     241,328
Common shareholder
  loss for
  year ended
  December 31,
  1994                                                                                       (172,174)                    (172,174)
                     ------------- -------- ----------  ---------- -----------  --------- -----------   -----------    -----------
Balance at
  December 31,
  1994                 139,150,000   13,915    359,912   5,000,000          --    671,974    (339,037)   (7,226,000)    (1,519,236)

Issuance of
  common stock           4,150,000      415    406,095                                                                     406,510
Common shareholder
  loss for
  year ended
  December 31,
  1995                                                                                       (316,578)                    (316,578)
                     ------------- -------- ----------  ---------- -----------  --------- -----------   -----------    -----------
Balance at
  December 31,
  1995                 143,300,000   14,330    766,007   5,000,000          --    671,974    (655,615)   (7,226,000)    (1,429,304)

Issuance of
  common stock           6,700,000      670    431,506                                                                     432,176
Equity securities
  subject to
  rescission                           (670)  (431,506)                                                                   (432,176)
Common shareholder
  loss for
  year ended
  December 31,
  1996                                                                                       (558,211)                    (558,211)
                     ------------- --------  ----------  ---------- -----------  -------- -----------   ------------   -----------
Balance at
  December 31,
  1996                 150,000,000   14,330     766,007   5,000,000          --   671,974  (1,213,826)    (7,226,000)   (1,987,515)

Issuance of
  common stock             155,000      310     481,113                                                                     481,423
Equity securities
  subject to
  rescission                           (310)   (481,113)                                                                   (481,423)
Common shareholder
  loss for
  year ended
  December 31,
  1997                                                                                       (572,506)                    (572,506)
Shares issued,
  exchanged
  or converted       (119,126,500)  (11,000)      9,000                   1,000      1,182                                      182
Merger adjustments                   57,747     617,730                           (672,773)                                   2,704
                     ------------ ---------  ----------  ---------- -----------  --------- ------------   ------------   -----------
Balance at
  December 31,
  1997                 31,028,500    61,077   1,392,737   5,000,000       1,000        383   (1,786,332)   (7,226,000)   (2,557,135)

Issuance of
  common stock             28,501        57      89,444                                                                      89,501
Equity securities
  subject to
  rescission                            (57)    (89,444)                                                                    (89,501)
Common shareholder
  loss for
  year ended
  December 31,
  1998                                                                                        (523,483)                    (523,483)
                     ------------ ---------  ----------  ---------- ----------- ---------- -----------   ------------   -----------
Balance at
  December 31,
  1998                 31,057,001 $  61,077  $1,392,737  $5,000,000     $ 1,000 $      383 $(2,309,815)  $ (7,226,000)  $(3,080,618)

Common shareholder
  loss for
  six months
  ended June 30,
  1999 (Unaudited)                                                                           (313,965)                 $  (313,965)
                     ------------ ---------  ----------  ---------- ----------- ---------- -----------   ------------   -----------
Balance at
  June 30,
  1999                 31,057,001 $ 61,077  $1,392,737  $5,000,000     $ 1,000 $      383 $(2,623,780)   $ (7,226,000) $(3,394,583)
                     ============ ========  ==========  ========== =========== ========== ===========    ============  ===========


                                                     Cumulative           For The Year Ended         (Unaudited)
                                                 From Inception to           December 31,            For the Six
                                                October 21, 1991 to   -------------------------      Months Ended
                                                   June 30, 1999        1997             1998       June 30, 1999
                                                -------------------   --------        ---------     -------------
OPERATING ACTIVITIES
  Net loss                                          $(2,623,780)      $(572,506)      $(523,483)      $(313,965)
  Amortization and depreciation                          38,189           5,862          10,158           3,331
  Changes in operating assets
       and liabilities:
     Increase in prepaid services                        (1,024)
     Increase in organizational costs                    (1,860)
     Decrease in offering costs                                          32,051
     (Increase) decrease in accounts receivable          (1,636)                         (7,445)          5,809
     (Increase) decrease in stock subscription                          (53,000)         50,091
     Increase (decrease) in accrued expenses             34,414          14,047          27,444         (30,870)
     Increase in accrued interest payable               415,910          96,062          84,551          40,841
     Decrease in intangible assets                       19,750          19,750
                                                    -----------       ---------       ---------       ---------
Net cash used in operating activities                (2,120,037)       (457,734)       (358,684)       (294,854)

INVESTING ACTIVITIES
  Investment in CVT Corporation of America              (12,000)
  Investment in joint ventures and stocks               (56,823)
  Acquisition of equipment                              (53,007)         (8,163)                           (501)
  Acquisition of properties                            (102,900)         (2,605)                         (5,834)
                                                    -----------       ---------       ---------       ---------
Net cash used in investing activities                  (224,730)        (10,768)             --          (6,335)

FINANCING ACTIVITIES
  Borrowings from stockholders                          723,228                         328,000         322,491
  Proceeds for issuance of common stock               1,817,036         480,300          92,414
  Repayment of stockholders loans                       (72,737)
  Loan to affiliated company                            (21,280)
                                                    -----------       ---------       ---------       ---------
Net cash provided by financing activities             2,446,247         480,300         420,414         322,491
                                                    -----------       ---------       ---------       ---------
Cash and cash equivalents - increase                    101,480          11,798          61,730          21,302

Cash and cash equivalents - Beginning                        --           6,650          18,448          80,178
                                                    ===========       =========       =========       =========
Cash and cash equivalents - Ending                  $   101,480       $  18,448       $  80,178       $ 101,480
                                                    ===========       =========       =========       =========
Supplemental Disclosures of Cash Flow
    Information:
                                                    -----------       ---------       ---------       ---------
Cash paid for interest                              $   296,014       $  43,803       $  55,312       $  52,426
                                                    ===========       =========       =========       =========
Noncash financing transaction:
    Value of Studio City shares                     ===========       =========       =========       =========
    issued for services                             $     3,647       $     114       $      --       $      --
                                                    ===========       =========       =========       =========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

RESULTS OF OPERATIONS:

         The Company amended its Articles of Incorporation and By-Laws on June 29, 1996, and subsequently the following changes were made: (i) Name Change from CVT Corporation of America to Studio City Holding Corporation, (ii) scope of business enterprises was expanded, (iii) capitalization was increased from 40,000,000 shares to 75,000,000 shares, which included the authorization of 10,000,000 shares of Preferred Class A stock and 25,000,000 shares of Preferred Convertible Class B stock [both of which having a par value of $1.00 per share], (iv) service of process for the company as a limited liability company was designated to be the Secretary of State, (v) rights to shares was expanded as follows: each share of common has one vote, each share of preferred A has ten votes, each share of preferred B has cumulative preferential dividends of 12% per annum based on earnings, in liquidation each share of preferred A and B shall receive $.06 per share with preferred A have preference over preferred B, preferred B is convertible to common at a ratio of 1 preferred to 10 common,
(vi) number of directors shall not be less than three nor more than ten, (vii) shareholders have no preemptive or preferential right to subscribe or purchase shares, and, (viii) limitation of shareholder liability.

         The Company merged on July 1, 1996 with Studio City Incorporated Holding (a Florida corporation with twelve subsidiaries). The merger was duly filed and accepted and recorded by the Secretary of State of the State of New York. The plan of merger was submitted to the shareholders of both companies in December of 1994, and, after shareholder approval the merger was duly completed on July 1, 1996. The company filed a Form SB-2 with the Securities & Exchange Commission which became Effective on May 26, 1999.

         Studio City Holding Corporation is a media holding company with twelve subsidiary operations, which specializes in the creation of "entertainment franchises" and the development of media companies. The Company is a Union based company with Signatory obligations as follows: Alliance of Motion Picture and Television Producers, Writers Guild of America, Directors Guild of America, National Association of Television Program Executives, AFL-CIO, International Association of Stage and Theatrical Employees, Teamsters, Screen Actors Guild, Screen Extras Guild, Cartoonist Guild, American Federation of Television Actors, National Association of Broadcast Engineers, and, all other signatory unions and guilds.

         The Company owns a portfolio of intellectual properties and has production rights to numerous other intellectual properties for the creation of products for print, publication, television, recording, and cinematic distribution.

         The Company has built its Business Plan through the creation of an "internal" business
                                       6
incubator system, which creates, finances, develops, produces, distributes and exploits products and product lines through each of its subsidiary operations.

         Current operations include intellectual properties and projects in various stages of completion or development. The Parent Company's operations can be capsulized as follows:

- STUDIO CITY HOLDING CORPORATION - provides initial capital, finds/locates/acquires intellectual properties for development, supervises the development of a management and product creation team, oversees the production of its product and product lines, provides business acumen, financial support, administrative logistics, and coordinates the marketing and distribution of the finished product and its ancillary spin-off products. The Company focuses on the creation of "entertainment franchises", or, the "creation of NAME BRAND recognition for media related intellectual properties". An "entertainment franchise" is defined as an intellectual property which can create substantial revenues from at least five different and non-related sources of revenue creation. For example, an intellectual property would create revenues from (i) publishing, (ii) motion picture distribution, (iii) television broadcast, (iv) home video sales, (v) audio product sales, (vi) licensing, (vii) spin-off products, (viii) merchandising,
  (ix) ancillary products, and, (x) segmented usage. Each of these areas of revenue creation are "renewable" financial resources for "entertainment franchises", with the life expectancy of a "franchise" to be at least seven years and upwards to perpetuity.

- FAWNSWORTH INTERNATIONAL PICTURES CORPORATION - a full service motion picture production and distribution enterprise which produces feature motion pictures with budgets which range from eight million dollars to twenty million dollars. This subsidiary owns fifteen intellectual properties for production and distribution, and, has the option rights to over one hundred intellectual properties. There are no current plans to spin-off this subsidiary as a public company.

- POC-IT PUBLISHING, INCORPORATED - is an "incubator" for the acquisition and creation of intellectual properties, as well as, being designed as a "niche" publishing unit. This subsidiary owns forty-four intellectual properties, all of which are ready for publication. Additionally, the Company has option rights to 76 intellectual properties. There are no current plans to spin-off this subsidiary as a public company.

- QUAGGA ENTERTAINMENT CORPORATION - is a television production and distribution entity which owns over twenty television and broadcast intellectual properties. Quagga Entertainment Corporation was registered as a public company in Connecticut and New York. Quagga Entertainment Corporation currently owns two intellectual properties which have contingent broadcast agreements in negotiation.

- POC-IT COMICS, INCORPORATED - is a comic book publisher. It's first title "Shadow Raven" was published in July of 1995 as a Limited First Edition, and, the comic has been spun off as a motion picture project in development. Poc-It Comics owns three intellectual properties and

  "comic book franchise titles" for development, which are "The Earth Warriors", "Magnet Mann", and, "Zircuitte". Original hand art and paintings have been created for the twelve characters in "The Earth Warriors" and "The Magnet Mann", and, the artwork for "Zircuitte" is being created in 2-D and 3-D for publication and animation. Current plans for these comic book franchises include production as a comic books, television series (live action and animation), video games, and interactive CDRoms.

- ZWEIG KNIGHTS PUBLISHING CORPORATION - is an "A" Class publisher with forty-four titles in its portfolio of intellectual properties to publish. In 1995, the Company contracted Calico Creations and Animation in California to create the "animation key cel art" and "master paintings" for an "entertainment franchise" entitled, "The Nicholas Stories", which is comprised of a trilogy of children's books entitled, "The Boy With A Wish", "The First Flight of St. Nicholas", and, "The Maiden Voyage of Kris Kringle". The artwork for "The Boy With A Wish" was completed in July of 1996, and, an "animatic" broadcast version of the book was produced in November of 1996, and broadcast on Christmas Eve, Christmas Day, New Year's Eve and New Year's Day on a Warner Brothers/Hearst Communications television station in Southwest Florida, and, broadcast on Time Warner Cable in the Southwest Florida region during December 17th through January 5th, 1997. The show received a .6 rating out of a possible 2.0 rating, and tied with Fox Broadcasting in the regional ratings. In January of 1999, the Company's Limited 1st Edition of "The Boy With A Wish" sold out, and, Book #2, "The First Flight of Saint Nicholas" Limited 1st Edition was published and released in November of 1998. Book #3,"The Maiden Voyage of Kris Kringle" is currently creating "master paintings" which are expected to completed by August 31, 1999. Book #3 is scheduled to be released in November of 1999. The Company has plans to create an animation of the trilogy is scheduled to be released and broadcasted either in December, 2000, or, November, 2001.

- NON-EXISTENT FANTASY SPORTS ASSOCIATION, INC. - is a creator of "virtual world programming". NEFSA's first major project was the creation, development, and production of "The 1994 Fan's Choice Fantasy Baseball Series", a parody of The World Series of Baseball. The "Fantasy Series" entailed the creation of a seven game series of championship baseball as a "radio broadcast". This twelve hour broadcast has now been developed into a Movie of the Week entitled "The Game", which is now in development. The Company owns a series of "fantasy sporting events", which it are now in development.

- SCA GLOBAL RESOURCES, INC. - is a developmental stage company with limited business activity, which was created to coordinate new revenue streams through the marketing and management of tangible assets.

- ZINGRR N-2-AKTIV TELEVISION NETWORK, INC. - is a developmental stage company with limited business activity. The Company was created to produce interactive computer and television programming and software utilizing CD Rom applications.

- THE MAGIC SHOP, INCORPORATED - is a developmental stage company with limited business activity. The specified purpose of The Magic Shop was to serve as a filmed entertainment and television production center and business incubator for entertainment related industries.

- XENOMORPH DIGITAL POST, INCORPORATED - is a Digital Editing facility with full capabilities to produce, non-linear edit and produce broadcast television product, as well as, music video, CD Rom products, and video cassette products for consumer distribution. The Company owns certain production and on-line editing equipment, and, utilizes state of the art digital editing systems for off line editing and composing. The Company showed modest revenues and sustained a loss during its start-up phase. Among the products produced through Xenomorph Digital are infocommercials utilized on Home Shopping Network, QVC, regional television spots, specialty broadcast programming, and half hour television broadcast products.

- ZZOONZUIT, INCORPORATED - is a developmental stage company with no business activity. Prototype product lines are now being created for manufacture by the Company.

- INTERNATIONAL CHILDREN'S TELEVISION NETWORK, INC. - is a developmental stage company with limited business activity. The Company purchased the production rights to a series of children's stories based on a wily, salty-dog type, seafaring seven foot high bird called "Willie's Adventures", where Willie travels the globe over for adventure based on reading and "scientific" facts.

- ZOLLIPE CYBERSPACE CORPORATION - is a developmental company with no business activity. The Company was created to capitalize on software and computer programming that the Company is developing. Product lines currently in development are interactive and based on "logo" logarithms as created at M.I.T. for the development of psychological educational training programs for ages 3 to 12.

- ACCINEMATRON RELEASING CORPORATION - formerly a proprietorship during the late 1970's and early 1980's, was reactivated as a motion picture and television distribution unit for Studio City Holding, with a refreshed business plan to distribute audio products, video cassettes products, motion pictures, television programming, and ancillary product spin-offs. Currently the Company as an ASCAP member is distributing six audio titles, three video titles, and two television broadcast pilots.

Even though these Subsidiaries are beginning to create product and revenue streams, the most important asset [besides the intellectual properties] is centralization of key personnel who have a vested interest in the development and maximum exploitation of their product lines. These key individuals work as per need and no overhead is carried at the present time for the development and distribution of products. Management feels that with proper capitalization, then each Subsidiary will stand on its own and create substantial revenues for the stockholders of the Parent Company.

Subsequent to the Company's registration, which became Effective on May 26, 1999, the Company and Its Subsidiaries has commenced development plans for various intellectual properties.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports

    (a)  Exhibit

EXHIBIT   DESCRIPTION

27.0  --  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STUDIO CITY HOLDING CORPORATION
                                               [Registrant]

                                     BY:/s/ Larry D. Faw
                                        ---------------------------------------
                                        Larry D. Faw
                                        Chairman and President
                                        (Principal Financial/Accounting Officer)