Form 10QSB
period 1999-09-30
STUDIO CITY HOLDING CORP
filed 1999-11-22
CIK 1069067

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


         [X] Quarterly report under Section 13 or 15 (d) of the Securities
             Exchange Act of 1934
             For the quarterly period ended September 30, 1999

         [ ] Transition report under Section 13 or 15 (d) of the Exchange Act
             For the transition period from __________ to __________

Commission file number    0-26197


                        STUDIO CITY HOLDINGS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 New York                                         13-322-7032
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                           IdentificationNo.)


                153 Stevens Avenue, Mount Vernon, New York 10550
                    (Address of Principal Executive Offices)


                                 (352) 347-3947
                (Issuer's Telephone Number, Including Area Code)

             Studio City Holdings Corporation - 121 Stevens Avenue.
                          Mount Vernon, New York 10550
              (Former Name, Former Address and Former Fiscal year,
                          if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) Of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]         No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of outstanding shares of common stock as of November 1, 1999: 31,028,500.

         Transitional Small Business Disclosure Format (check one):

Yes                No   [X]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The interim financial information furnished herein was prepared from the books and records of the Company and its subsidiaries as of September 30, 1999 and for the period then ended, without audit. Such financial information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes for the fiscal year ended December 31, 1999 contained in the Company's Prospectus dated May 26, 1999 included as part of a Registration Statement on Form SB-2 under the Securities Act of 1933. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

        The Company is a development stage media holding company specializing in the creation of "entertainment franchises" and the development of its media subsidiaries. Except for certain limited operations, primarily involving the publication of a limited first edition of the second book in "The Nicholas Stories" series of three children's books and the publication of a special limited edition of the first book, the Company's activities to date primarily have consisted of raising capital, obtaining financing, acquiring intellectual properties, and administrative activities relating to the foregoing. Each of its subsidiaries is in the development stage with a limited or no operating history; each of the subsidiaries has generated little or no revenue.

        During the three month and nine month periods ended September 30, 1999, the Company had no income and had net losses of $142,357 and $456,322, respectively, compared with income of -0- and $14,005 and net losses of $105,894 and $$342,205 for the comparable periods ended September 30, 1998. The increased net losses during the three-month and none month periods ended September 30, 1999 compared to the comparable periods in the preceding year reflect the increased cost of development and other start-up activities without any offsetting revenues. Increased accounting, consulting and legal fees and office expenses during the 1999 periods reflect the costs related to the Company's Registration Statement, effective in the second quarter, and the Company's becoming subject to the reporting obligations of a publicly held company; increased interest expense reflects increased loans from stockholders for working capital and other corporate purposes.

        The Company's business is capital intensive and it expects to incur losses for the foreseeable future as it seeks to develop and grow its business. The Company's plan of operation for the fourth quarter of fiscal 1999 and for fiscal 2000 is dependent upon the availability of necessary financing until operations generate sufficient funds to meet anticipated costs and expenses, of which there can be no assurance. The Company anticipates that it will continue to meet its cash requirements as it has in the past, through the private sale of securities and from loans and advances from stockholders and management. The Company has no agreement, arrangement or understanding with any person for any financing, so that there can be no assurance that the necessary financing will be available at all or on favorable terms. If necessary financing were not available, the Company's activities would have to be curtailed and its financial position and condition would be adversely affected.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS


                                                                                         (Unaudited)     (Unaudited)
                                                                           December     September 30,   September 30,
                                                                             1998            1998           1999
                                                                         -----------     -----------     -----------

ASSETS
    Cash and cash equivalents                                            $    80,178     $   107,220     $   139,048
    Intangible assets (Note 3)                                                77,315          77,315          83,150
    Investment in joint ventures and stock                                    56,823          56,823          56,823
    Prepaid services                                                           3,469           3,469           3,469
    Office equipment (cost $52,506, $52,506 and $53,316;
      accumulated depreciation $33,320, $28,275 and $39,141)                  19,186          24,231          14,175
    Organization costs (net of accumulated amortization)                         446             782             445
    Accounts receivable                                                        7,445                           1,636
                                                                         -----------     -----------     -----------
TOTAL ASSETS                                                             $   244,862     $   269,840     $   298,746
                                                                         ===========     ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-stockholder                                             $ 1,554,027       1,554,027     $ 1,554,027
    Accrued interest                                                         375,069         358,803         422,151
    Accrued expenses                                                          65,284           7,750          34,415
    Loans from stockholders                                                  328,000         245,500         821,993
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                  --              --              --
LEASE COMMITMENTS--(Note 15)                                                      --              --              --
                                                                         -----------     -----------     -----------
TOTAL LIABILITIES                                                          2,322,380       2,166,080       2,832,586

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                          1,003,100       1,003,100       1,003,100

STOCKHOLDERS' EQUITY
    Common stock - par value $.002;
      150,000,000 shares authorized;  31,057,001 shares issued                61,077          61,077          61,077
      and outstanding
    Common stock warrants                                                  5,000,000       5,000,000       5,000,000
    Preferred stock--A - par value $.0001;
       10,000,000 shares authorized, issued and outstanding                    1,000           1,000           1,000
    Preferred stock--B - $.0001 par value
       10,000,000 shares authorized; 3,825,834 issued and outstanding            383             383             383
    Additional paid-in capital                                             1,392,737       1,392,737       1,392,737
    Deficit accumulated during development stage                          (2,309,815)     (2,128,537)     (2,766,137)
    Less special distribution to stockholder (Note 3)                     (7,226,000)     (7,226,000)     (7,226,000)
                                                                         -----------     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                (3,080,618)     (2,899,340)     (3,536,940)
                                                                         ===========     ===========     ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   244,862     $   269,840     $   298,746
                                                                         ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         (Unaudited)                         (Unaudited)
                                               Cumulative        ---------------------------         ---------------------------
                                             From Inception           Nine Months Ended                 Three Months Ended
                                          October 21, 1991 to           September 30,                      September 30,
                                          September 30, 1999        1999             1998              1999               1998
                                          -------------------    ---------         ---------         ---------         ---------

INCOME                                       $   286,168         $      --         $  14,005         $      --         $      --

EXPENSES
    Accounting fees                              131,705            19,475            12,694             2,725             5,325
    Advertising                                   15,792
    Amortization--organization costs               1,537
    Auto expenses                                169,400             6,755            10,515             2,371             2,693
    Bad debts                                    167,695
    Bank charges                                   1,543               401               157                76                35
    Commissions                                   36,906
    Consulting fees                              140,226            16,682             6,872             1,486               348
    Contributions                                  1,602               651                                 550
    Depreciation                                  39,141             5,820             4,782             2,489             1,594
    Dues and publications                         19,136             2,766             3,199             2,157             1,148
    Equipment rental                             299,798            74,588            68,415            31,586            23,413
    Insurance                                     23,414                                 892
    Interest                                     765,232           146,575           108,638            53,308            38,707
    Legal fees                                   265,558            67,538            26,582            13,293             4,623
    Licenses                                      23,918             2,383             2,417                                  26
    Meals                                         29,535             2,618             1,606             1,033               143
    Medical reimbursement--officer                14,161
    Miscellaneous expenses                        44,641             3,244            19,240               846             5,480
    Offering costs                                32,051
    Office expenses                              141,624            19,262             9,164             6,941             2,041
    Officer compensation                           5,000
    Postage                                       59,167             8,610             7,910             4,890             3,005
    Professional fees                             86,632               521             5,110               200
    Project costs                                215,385            51,172            40,930            11,138             7,313
    Rent                                         139,065             7,591            13,419             3,045             5,848
    Repairs and maintenance                        1,275               249
    Seminars                                         604
    Telephone expense                             78,674             3,866             6,459             1,854             1,919
    Travel                                        66,644            13,843             4,169             1,590             1,027
    Utilities                                     21,327             1,712             3,040               779             1,206
    Wages                                         13,917
                                             -----------         ---------         ---------         ---------         ---------
TOTAL EXPENSES                                 3,052,305           456,322           356,210           142,357           105,894
                                             -----------         ---------         ---------         ---------         ---------
NET LOSS                                     $(2,766,137)        $(456,322)        $(342,205)        $(142,357)        $(105,894)
                                             ===========         =========         =========         =========         =========
EARNINGS (LOSS) PER
    COMMON SHARE
                                             -----------         ---------         ---------         ---------         ---------
    (Basic and Diluted Loss Per Share
    are the same--See Note 2)                $   (0.0174)        $ (0.0147)        $ (0.0110)        $ (0.0046)        $ (0.0034)
                                             ===========         =========         =========         =========         =========



The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      Common Stock
                                                  -------------------------------------------------------
                                                                               Additional       Common
                                                      Common                    Paid-In          Stock        Preferred
                                                      Shares       Amount       Capital         Warrants       Stock A
                                                  ------------    --------    -----------     -----------      --------

Issuance of common stock                               748,000    $ 11,920    $  1,138,500    $        --      $    --
Special distribution (Note 3)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1991                           748,000      11,920       1,138,500             --           --

Issuance of common stock                               610,201       1,662          72,770
Common shareholder loss for year
     ended December 31, 1992
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1992                         1,358,201      13,582       1,211,270             --           --

Stock split 1 to 100                               134,461,899
Shares for properties                                                           (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
     stock and common warrants                      16,749,900       1,675          56,976      5,000,000
Common shareholder loss for year
     ended December 31, 1993
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1993                       152,570,000      15,257         117,242      5,000,000           --

Issuance of common stock                           (13,420,000)     (1,342)        242,670
Common shareholder loss for year
     ended December 31, 1994
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1994                       139,150,000      13,915         359,912      5,000,000           --

Issuance of common stock                             4,150,000         415         406,095
Common shareholder loss for year
     ended December 31, 1995
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1995                       143,300,000      14,330         766,007      5,000,000           --

Issuance of common stock                             6,700,000         670         431,506
Equity securities subject to rescission (Note 20)                     (670)       (431,506)
Common shareholder loss for year
     ended December 31, 1996
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1996                       150,000,000      14,330         766,007      5,000,000           --

Issuance of common stock                               155,000         310         481,113
Equity securities subject to rescission (Note 20)                     (310)       (481,113)
Common shareholder loss for year
     ended December 31, 1997
Shares issued, exchanged or converted             (119,126,500)    (11,000)          9,000                       1,000
Merger adjustments                                                  57,747         617,730
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1997                        31,028,500      61,077       1,392,737      5,000,000        1,000

Issuance of common stock                                28,501          57          89,444
Equity securities subject to rescission (Note 20)                      (57)        (89,444)
Common shareholder loss for year
     ended December 31, 1998
                                                  ------------    --------    ------------    -----------      -------
Balance at December 31, 1998                        31,057,001     $61,077    $  1,392,737    $ 5,000,000      $ 1,000

Common shareholder loss for nine months
     ended September 30, 1999 (Unaudited)
                                                  ------------    --------  ---------------   -----------      -------
Balance at September 30, 1999                       31,057,001    $ 61,077     $ 1,392,737    $ 5,000,000      $ 1,000
                                                  ============    ========  ===============   ===========      =======



The accompanying notes are an integral part of these financial statements.


                                                                 Deficit
                                                                Accumulated      Special
                                                                  During      Distribution       Total
                                                   Preferred    Development        To        Stockholders'
                                                    Stock B        Stage       Stockholder      Equity
                                                  ----------    -----------    -----------    -----------
Issuance of common stock                          $       --    $        --    $        --    $ 1,150,420
Special distribution (Note 3)                                                   (1,150,000)    (1,150,000)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991                          (35,455)                      (35,455)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1991                              --        (35,455)    (1,150,000)       (35,035)

Issuance of common stock                                                                           74,432
Common shareholder loss for year
     ended December 31, 1992                                        (57,999)                      (57,999)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1992                              --        (93,454)    (1,150,000)       (18,602)

Stock split 1 to 100
Shares for properties                                                                          (1,151,004)
Special distribution (Note 3)                                                   (6,076,000)    (6,076,000)
Issuance of common and preferred
     stock and common warrants                       671,974                                    5,730,625
Common shareholder loss for year
     ended December 31, 1993                                        (73,409)                      (73,409)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1993                         671,974       (166,863)    (7,226,000)    (1,588,390)

Issuance of common stock                                                                          241,328
Common shareholder loss for year
     ended December 31, 1994                                       (172,174)                     (172,174)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1994                         671,974       (339,037)    (7,226,000)    (1,519,236)

Issuance of common stock                                                                          406,510
Common shareholder loss for year
     ended December 31, 1995                                       (316,578)                     (316,578)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1995                        671,974        (655,615)    (7,226,000)    (1,429,304)

Issuance of common stock                                                                          432,176
Equity securities subject to rescission (Note 20)                                                (432,176)
Common shareholder loss for year
     ended December 31, 1996                                       (558,211)                     (558,211)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1996                         671,974     (1,213,826)    (7,226,000)    (1,987,515)

Issuance of common stock                                                                          481,423
Equity securities subject to rescission (Note 20)                                                (481,423)
Common shareholder loss for year
     ended December 31, 1997                                       (572,506)                     (572,506)
Shares issued, exchanged or converted                  1,182                                          182
Merger adjustments                                  (672,773)                                       2,704
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1997                             383     (1,786,332)    (7,226,000)    (2,557,135)

Issuance of common stock                                                                           89,501
Equity securities subject to rescission (Note 20)                                                 (89,501)
Common shareholder loss for year
     ended December 31, 1998                                       (523,483)                     (523,483)
                                                  ----------    -----------    -----------    -----------
Balance at December 31, 1998                      $      383    $(2,309,815)   $(7,226,000)   $(3,080,618)

Common shareholder loss for nine months
     ended September 30, 1999 (Unaudited)                          (456,322)                    $(456,322)
                                                  ----------    -----------    -----------    -----------
Balance at September 30, 1999                     $      383    $(2,766,137)   $(7,226,000)   $(3,536,940)
                                                  ==========    ===========    ===========    ===========


STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       (Unaudited)
                                                           Cumulative          ---------------------------
                                                          From Inception           Nine Months Ended
                                                        October 21, 1991 to          September 30,
                                                        September 30, 1999       1999              1998
                                                        -------------------    ---------         ---------
OPERATING ACTIVITIES
    Net loss                                              $(2,766,137)        $(456,322)        $(342,205)
    Amortization and depreciation                              40,678             5,820             4,782
    Changes in operating assets and liabilities:
      Increase in prepaid services                             (1,024)
      Increase in organizational costs                         (1,860)
      Decrease in offering costs
      (Increase) decrease in accounts receivable               (1,636)            5,809
      (Increase) decrease in stock subscription                                                    53,000
      Increase (decrease) in accrued expenses                  34,414           (30,870)          (30,091)
      Increase in accrued interest payable                    422,151            47,082            68,285
      Decrease in intangible assets                            19,750
                                                          -----------         ---------         ---------
Net cash used in operating activities                      (2,253,664)         (428,481)         (246,229)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America                  (12,000)
    Investment in joint ventures and stocks                   (56,823)
    Acquisition of equipment                                  (53,316)             (810)
    Acquisition of properties                                (102,900)           (5,834)
                                                          -----------         ---------         ---------
Net cash used in investing activities                        (225,039)           (6,644)               --

FINANCING ACTIVITIES
    Borrowings from stockholders                              894,732           493,995           245,500
    Proceeds for issuance of common stock                   1,817,036                              89,501
    Repayment of stockholders loans                           (72,737)
    Loan to affiliated company                                (21,280)
                                                          -----------         ---------         ---------
Net cash provided by financing activities                   2,617,751           493,995           335,001
                                                          -----------         ---------         ---------
Cash and cash equivalents - increase                          139,048            58,870            88,772

Cash and cash equivalents - Beginning                              --            80,178            18,448
                                                          -----------         ---------         ---------
Cash and cash equivalents - Ending                        $   139,048         $ 139,048         $ 107,220
                                                          ===========         =========         =========

Supplemental Disclosures of Cash Flow Information:

    Cash paid for interest                                $   343,081         $  99,493         $  55,312
    Noncash financing transaction:                        ===========         =========         =========
      Value of Studio City shares
         issued for services                              $     3,647         $      --         $      --
                                                          ===========         =========         =========



The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Studio City Holdings Corporation
                                                        (Registrant)


Date: November 22, 1999                       /s/ Larry D. Faw
                                              ---------------------------------
                                                  Larry D. Faw, President