Form 10KSB40
period 1999-12-31
STUDIO CITY HOLDING CORP
filed 2000-03-30
CIK 1069067

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                          ANNUAL REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-26197

                        STUDIO CITY HOLDINGS CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specified in it charter)

            New York                                             13-322-7032
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   153 Stevens Avenue, Mount Vernon, NY 10550

          Issuer telephone number, including area code: (352) 347-3947

           Securities registered under Section 12(b) of the Act: None

                Securities registered under Section 12(g) of the
                                      Act:

                     Common Stock, par value $.002 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the most recent fiscal year were $45,591.

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 1999, was approximately $0.

         The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 31,057,001 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

         Transitional Small Business Disclosure Format (Check One):
Yes [ ]; No [X]

                        STUDIO CITY HOLDINGS CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX


                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.   Business ......................................................................  3

Item 2.   Properties.....................................................................  5

Item 3.   Legal Proceedings..............................................................  5

Item 4.   Submission of Matters to a Vote of Security Holders............................  5

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......................  6

Item 6.   Management's Discussion and Analysis and Plan of Operations....................  6

Item 7.   Financial Statements...........................................................  7

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................  7

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.............................  8

Item 10.  Executive Compensation......................................................... 10

Item 11.  Security Ownership of Certain Beneficial Owners and Management................. 11

Item 12.  Certain Relationships and Related Transactions................................. 12

Item 13.  Exhibits, List and Reports on Form 8-K......................................... 14

Signatures............................................................................... 15


                                     PART I

         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include the statements about Studio City Holdings Corporation's plans and strategies under the headings "Business" and "Management's Discussion and Analysis and Plan of Operations." Although Studio City Holdings Corporation believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1.  BUSINESS

GENERAL

         Studio City Holdings Corporation ("Studio City" or the "Company") is a development stage media holding company specializing in the creation of entertainment franchises and the development of its media subsidiaries. Except for certain limited operations, primarily involving the publication of three limited first editions of "The Nicholas Stories" series of three children's books, the Company's activities to date primarily have consisted of raising capital, obtaining financing, acquiring intellectual properties, and administrative activities relating to the foregoing. Each of its subsidiaries is in the development stage with a limited or no operating history; each of the subsidiaries has generated little or no revenue.

         The Company's business is capital intensive and it expects to incur losses for the foreseeable future as it seeks to develop and grow its business. The Company's plan of operation for fiscal 2000 is dependent upon the availability of necessary financing until operations generate sufficient funds to meet anticipated costs and expenses, of which there can be no assurance. The Company anticipates that it will continue to meet its cash requirements as it has in the past, through the private sale of securities and from loans and advances from stockholders and management. The Company has no agreement, arrangement or understanding with any person for any financing, so that there can be no assurance that the necessary financing will be available at all or on favorable terms. If necessary financing were not available, the Company's activities would have to be curtailed and its financial position and condition would be adversely affected.

         The Company's corporate offices are located at 153 Stevens Avenue, Mount Vernon, New York 10550, and its principal executive offices are located at 14400 Southwest 46th Court, Ocala, Florida 34484, where its telephone number is
(352) 347-3947. References to the "Company" herein include Studio City Holdings Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BACKGROUND

         The Company amended its Articles of Incorporation and By-Laws on June 29, 1996, and subsequently the following changes were made: (i) Name Change from CVT Corporation of America to Studio City Holdings Corporation, (ii) scope of business enterprises was expanded, (iii) capitalization was increased from 40,000,000 shares to 75,000,000 shares, which included the authorization of 10,000,000 shares of Preferred Class A stock and 25,000,000 shares of Preferred Convertible Class B, stock both of which having a par value of $1.00 per share,
(iv) service of process for the company as a limited liability company was designated to be the Secretary of State, (v) rights to shares was expanded as follows: each share of common has one vote, each share of preferred A has ten votes, each share of preferred B has cumulative preferential dividends of 12% per annum based on earnings, in liquidation each share of preferred A and B shall receive $.06 per share with preferred A having preference over preferred B, preferred B is convertible to common at a ratio of 1 preferred to 10 common,
(vi) number of directors shall not be less than three nor more than ten, (vii) shareholders have no preemptive or preferential right to subscribe or purchase shares, and (viii) limitation of shareholder liability.

         The Company merged on July 1, 1996 with Studio City Incorporated Holding (a Florida corporation with twelve subsidiaries). The merger was duly filed and accepted and recorded by the Secretary of State of the State of New York. The plan of merger was submitted to the shareholders of both companies in December of 1994, and, after shareholder approval the merger was duly completed on July 1, 1996. The company filed a Form SB-2 with the Securities and Exchange Commission which became effective on May 26, 1999, and filed a 10-Q on June 30, 1999.

         The Company is a Union based company with Signatory obligations as follows: Alliance of Motion Picture and Television Producers, Writers Guild of America, Directors Guild of America, National Association of Television Program Executives, AFL-CIO, International Association of Stage and Theatrical Employees, Teamsters, Screen Acts Guild, Screen Extras Guild, Cartoonist Guild, American Federation of Television Actors, National Association of Broadcast Engineers, and all other signatory unions and guilds.

         The Company owns a portfolio of intellectual properties and has production rights to numerous other intellectual properties for the creation of products for print, publication, television, recording, and cinematic distribution. The Company has built its Business Plan through the creation of an internal business incubator system, which creates, finances, develops, produces, distributes and exploits products and product lines through each of its subsidiary operations. Current operations include intellectual properties and projects in various states of completion or development. The Parent Company's operations can be capsulized as follows:

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

                  ZWEIG KNIGHTS PUBLISHING CORPORATION - is an "A" Class publisher with forty-four titles in its portfolio of intellectual properties to publish. In 1995, the Company contracted Calico Creations and Animation in California to create the "animation key cel art" and "master paintings" for an "entertainment franchise" entitled, "The Nicholas Stories," which is comprised of a trilogy of children's books entitled, "The Boy With a Wish," "The First Flight of St. Nicholas," and "The Maiden Voyage of Kris Kringle."

         The Company has thirteen other subsidiaries that have limited activity in the publishing, motion picture, and software industries. Even though these Subsidiaries are beginning to create product and revenue streams, the most important asset besides the intellectual properties is centralization of key personnel who have a vested interest in the development and maximum exploitation of their product lines. These key individuals work as per need and no overhead is carried at the present time for the development and distribution of products. Management feels that with proper capitalization, then each Subsidiary will stand on its own and create substantial revenues for the stockholders of the Parent Company.

         Subsequent to the Company's registration, which became effective on May 26, 1999, the Company and its Subsidiaries have commenced development plans for various intellectual properties.

MARKETING AND PROMOTION

         From inception the Company has marketed its product lines and operations internally through its officers, directors and special advisors. The Company expects to expand its marketing of the Company through financial marketing companies in New York who are current stockholders of the Company. To date, no final agreement for outside representation has been completed.

COMPETITION

         The Company expects to be competitive in every area of its business activities, even though there are no other companies which the Company can be compared. In relationship to entertainment products, the Company has chosen to focus on the development of single intellectual properties with broad base market potential.

EMPLOYEES

         As of December 31, 1999, Studio City had no employees. Currently, the Company has 11 unsalaried officers, who provide services as needed. Other than Larry D. Faw, none of the Company's officers are covered by a collective bargaining agreement. The Company believes that it has a good relationship with its personnel, and expects that six officers will become salaried in the year 2000 and five other officers will be salaried in the year 2001.


ITEM 2.  DESCRIPTION OF PROPERTY

         Studio City maintains its registered office in the shared office of New York counsel in Mount Vernon, New York. There is no lease nor cost to the current status.

         The Company currently leases approximately 410 square feet for its executive offices, at 14400 Southwest 46th Court, Ocala, Florida, for $400 per month on a month-to-month basis from Larry D. Faw, its Chairman. The Company believes that the terms of such leasing arrangement are no less favorable to the Company than those that could have been obtained from an independent third party.

         The Company also leases approximately 1700 square feet at $721 per month for its television post production studio and insert stage at 4716 North Lois Avenue, Tampa, Florida. The original lease expired in 1998, and has been placed on a month-to-month basis since 1998.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Studio City's Common Stock and Class B Preferred are registered stock, which are not currently being traded. The Company anticipates a public market will be created through its Primary Stock Offering. As of December 31, 1999, there were approximately 550 holders of record of Studio City Common Stock. As of December 31, 1999, there were approximately 110 holders of record of Studio City Class B Preferred Stock.

         Studio City has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Studio City currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of Studio City and will depend upon, among other things, Studio City's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Studio City's Board of Directors deems relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

OVERVIEW

         The following information should be read in conjunction with the consolidated condensed financial statements. The Company filed its first Quarterly Report on August 15, 1999. The attached financial statements represent annual reports from inception to December 31, 1999. The Company has broadened its operations to include the development of non-entertainment businesses. Management is currently reviewing and preparing updated business plans to complement new business opportunities. The purpose of this effort is to add value to the Company and its subsidiaries and to create core activities that will increase and maintain revenues for an extended period of time.

RESULTS OF OPERATIONS

         Revenues. The Company's revenues are derived from providing debt, equity, or debt/equity financing to its subsidiaries. The operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. In response to the demand for entertainment products, the Company has recently introduced a plan to create new product lines and to fully develop various intellectual properties. The Company expects that it will continue to net losses at least through and including the second quarter of 2000 and until December 31, 2000. There is no guarantee that the Company can fully capitalize its operations.

COST OF REVENUES

         The Company has limited revenues and it projects that revenues will increase substantially if its products are accepted by consumers for the period of January 1, 2000 through year ending December 31, 2000. The increase in revenues will include significant increases in the sale of existing inventory of the first three Limited First Editions of "The Nicholas Stories" through a majority owned subsidiary, which is consolidated in the Company's financial statements. The Company expects the costs of revenues will continue to increase in absolute dollars, as the Company capitalizes itself. There are no guarantees that the Company can increase its capitalization, product lines and revenue base.

PRODUCT DEVELOPMENT

         Total product development expenses for the periods ending December 31, 1999 in comparison are $129,810 in 1999 and $78,380 in 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased from ($511,129) in 1998 to ($565,432) in 1999. This increase in absolute dollars was primarily attributable to an increase in consulting and professional fees, and the costs associated with the Company's planned primary offering for the year 2000.

NET LOSS

         The lack of significant revenues and higher operating expenditures incurred in the year ending December 31, 1999, which has resulted in a net loss or $649,651 in 1999 and $523,483 on December 31, 1998. The loss per share is computed as $0.0168 in 1998 as compared to a net loss of $0.0209 in 1999.

INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 1999 as the Company had a net loss. No provision for income taxes was expected for 1999 other than state minimum taxes as the Company expected to incur a loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily through short-term indebtedness. The Company's operating activities provided cash of approximately $888,784 in 1999 and $328,000 in 1998.

         The Company has curtailed its investing activities with no outside investments. The Company's financing activities provided $328,000 in 1998 and $888,784 in 1999. Although the Company has no material capital commitments, it expects a substantial portion of the net proceeds of its Primary Public Offering in the year 2000 will be utilized for the completion of various product lines to be distributed in 2000 and 2001. The term loan which is secured by substantially all of the Company's assets, require that the Company maintain certain financial ratios and requires that revenues produces will cover the costs associated with a public offering. There were no outstanding borrowings as of December 31, 1999. The Company is presently pursuing a credit facility with several national banks and investment banks, some of which who own shares in the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplemental data required by this Item 7 follow the index to financial statements appearing at Item 14 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


Name                          Age        Position
----                          ---        --------
Larry D. Faw                   51        Chairman of the Board and President
Vincent J. Neville             68        Vice Chairman of the Board and Chief Executive Officer
Genevieve H. Faw               39        Senior Vice President, Secretary and Director
Andrew C. Rigrod               57        Chief Operations Officer
Walter Johnson Williams        50        Chief Financial Officer
Harry B. Knights               52        Senior Vice President - Operations
Charles H. Flood               49        Senior Vice President - Sales
Wallis M. Spence               51        Senior Vice President - Financial Marketing
James W. Courchaine            68        Senior Vice President - Logistics
John A. Churchill, Jr.         60        Controller

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. All officers serve at the discretion of the Board of Directors. Of all the directors and executive officers of the Company, only Mr. Faw, Mrs. Faw and Mr. Knights devote full time and attention to its affairs; the other directors and executive officers devote only such (usually minimal) time to the Company's affairs as is required from time to time.

         The following sets forth certain biographical information with respect to the directors and executive officers of the Company.

         Larry D. Faw has served as Chairman of the Board of Directors and President of the Company since inception of Studio City-Florida in 1991. Mr. Faw has twenty-seven years of experience in the financing, production and distribution of feature motion pictures, documentaries, television commercials, and short films.
Mr. Faw is the husband of Genevieve Faw.

         Vincent J. Neville was a director and Senior Vice President of the Company from November 1995 until December 1997, when he became Vice Chairman and Chief Executive Officer. He has served as President of Finest Security Service, Inc., Flushing, New York, since 1986, and as President of T. J. Catering, Inc., Flushing, New York, since June 1997. Also, Mr. Neville has over twenty years experience in law enforcement as a former Detective with the New York City Police Department, where for eleven years he served as an Investigator and Personal Bodyguard for the District Attorney of Queens County.

         Genevieve H. Faw has served as a Senior Vice President, Secretary and director of the Company since inception of Studio City-Florida in 1991. Mrs. Faw's background includes accounting, business management, feature-length motion picture production, and the publication of children's books and specialty niche market publications. Mrs. Faw is the wife of Larry Faw.

         Andrew C. Rigrod has served as Chief Operations Officer since April 1998. Mr. Rigrod, who graduated from Cornell Law School in 1966 and was an editor of the Cornell Law Review, has been practicing law for 30 years, specializing in entertainment law exclusively for the last 24 years, representing producers, writers, directors and actors.

         Walter Johnson Williams has served as Chief Financial Officer since January 1998. Mr. Williams has served as an adviser to the Company since 1992. Mr. Williams is the President of American Business Econometrics, Inc., an economic consultancy firm he founded in 1983 which publishes The Straight Shooter Newsletter and analyzes government reports through the Shadow Bureau of Government Statistics. He also provides consulting services to major financial institutions and Fortune 500 companies, as well as to private individuals; he also provides economic commentary to financial newspapers, journals and other publications and radio and television business and finance programs.

         Harry B. Knights has served as Senior Vice President-Operations since March 1998. Mr. Knights also has served as Co-Publisher and Chief Operations Officer of Zweig Knights Publishing Corporation, a majority owned subsidiary, since May 1994. Mr. Knights authored "The Nicholas Stories: The Boy With A Wish, The First Flight of St. Nicholas; The Maiden Voyage of Kris Kringle," "The Spirit of Christmas" and "The Homecoming." He was discharged from personal bankruptcy in April 1994.

         Charles H. Flood has served as Senior Vice President-Sales since October 1996. Mr. Flood also has served as Co-Publisher and President of National Sales of the Eleemosynary/Traditional Publishing Division of Zweig Knights Publishing Corporation since July 1994. Mr. Flood has over twenty years of experience in sales management, product development, marketing, education and publishing. His experience includes custom publishing, interactive CD ROM development, sub-rights and co-publishing for animation, joint venture television and publishing programs, and, eleemosynary publishing.

         Wallis M. Spence has served as Senior Vice President-Financial Marketing since February 1998. He owns The Striker Steel Co. (steel framed homes), since February 1996, and is a self-employed financial consultant specializing in portfolio/pension funds for long term investments, since 1989.

         James W. Courchaine has served as Senior Vice President-Logistics since June 1998. In 1979, Mr. Courchaine retired from the United States Air Force after twenty years and became a self-employed financial consultant specializing in financial services and planning for insurance companies. He was discharged from personal bankruptcy in October 1995.

         John A. Churchill, Jr. will serve as Controller after the effective date of the Registration Statement of which this Prospectus is a part. He owns Central Business Services Corporation, a financial services company, since 1990. He serves as Treasurer of E. L. Trevena, Inc., a demolition company, since 1996, and was Chairman of Agrovit, Inc., a fertilizer brokerage, from 1991 to 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through September 26, 1999, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         None of the executive officers of the Company received a total salary and bonus in excess of $100,000 in any of the fiscal years ended December 31, 1996, 1997 or 1998. Roger Hefler, who died on December 26, 1997, received $24,000 as Vice Chairman and Chief Executive Officer during each of the fiscal years ended December 31, 1996 and 1997.

DIRECTORS' COMPENSATION

         Directors of the Company are not compensated for their services.

EMPLOYMENT AGREEMENTS

         On April 8, 1998, the Company entered into employment agreements with all executive officers. The employment agreements provide for remuneration, stock awards, and performance awards. Each executive officer will receive (i) a sign-on award of 25,000 shares of stock, (ii) cash compensation at the end of recapitalization level 1 ($1,000,000 in new capital) of $48,000 per annum; (iii) stock award of 25,000 shares at the end of the 1st year of employment; (iv) cash compensation at the end of capitalization level 2 ($10,000,000 in new capital) of $75,000 per annum; (v) stock award of 25,000 shares at the end of the 2nd year of employment; and (vi) stock award of 25,000 shares at the end of the 3rd year of employment. Each employment agreement expires on April 8, 2000. Pursuant to the employment agreements, Larry D. Faw serves as Chairman of the Board of Directors and President, Vincent J. Neville serves as Vice Chairman and Chief Executive Officer, Genevieve H. Faw serves as a Director, Secretary and Senior Vice President-Children's Programming, Andrew C. Rigrod, Esquire serves as Chief Operations Officer, Walter Johnson Williams serves as Chief Financial Officer, Wallis M. Spence serves as Senior Vice President-Financial Marketing, Harry B. Knights serves as a Senior Vice President-Operations, Charles H. Flood serves as Senior Vice President-Sales, James W. Courchaine serves as Senior Vice President-Logistics, and John A. Churchill, Jr. serves as Controller. Each of the executive officers will be entitled to receive reimbursement for all reasonable expenses incurred in connection with the performance of any of his/her obligations pursuant to the employment agreements. The employment agreements contain a covenant not to compete and an agreement to keep confidential certain information.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         The Certificate of Amendment and Restated Certificate of Incorporation, and the By-Laws of the Company, as amended, provide that the Company shall indemnify its officers and directors to the full extent permitted by the Business Corporation Law of the State of New York.

         Reference is hereby made to Section 402(b) of the Business Corporation Law of the State of New York relating to the indemnification of officers and directors, which Section is hereby incorporated herein by reference.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or others pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

INCENTIVE STOCK OPTION PLAN

         In March 1993, the Board of Directors and shareholders approved in principle an Employee Incentive Stock Option Plan (the "Plan") for full time employees including executive officers. Under the Plan, the Company would issue options to purchase shares of the Company's Common Stock, exercisable at the current market value (110% of current market value only to 10% or greater stockholders) up to $100,000 annually. The Plan would terminate on March 1, 2001, unless renewed.

         Under the Plan, any officer or director owning 10% of the voting plan of the Company would be restricted from exercising his/her options to three years after the receipt of such Grant. Additional provisions would be as follows: (1) options terminated or expired, revert back to the Plan, (2) unpurchased option shares remain in the Plan, (3) options are exercisable by the optionee or his/her estate, (4) options are not transferable, and, (5) carryover amounts from one year to the next year cannot exceed 50% of the Plan. The Company will reserve 500,000 shares of Common Stock for issuance under the Plan. The Plan has not been implemented and no options have been granted under the Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1999, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and Directors of the Company as a group:


                                          Amount and Nature of Beneficial
Name of Beneficial Owners                 Ownership of Common Stock (1)(2)       Percent of Total Voting Power (2)
-------------------------                 --------------------------------       ---------------------------------
Larry D. Faw                                     10,221,277 (2)(3)                            83.1%
14400 Southwest 46th Court
Ocala, Florida 34473

Vincent J. Neville                                  467,000 (4)                                 *

Genevieve H. Faw                                 10,221,277 (2)(3)                            83.1%
14400 Southwest 46th Court
Ocala, Florida 34473

Andrew C. Rigrod                                      50,000                                    *
Walter Johnson Williams                               551,000                                   *
Harry B. Knights                                    206,000 (5)                                 *
Charles H. Flood                                      55,000                                    *
Wallis M. Spence                                      50,000                                    *
James W. Courchaine                                 314,400 (6)                                 *
John A. Churchill, Jr.                             1,179,400 (7)                                *
All directors and officers as a group               13,119,077                                85.2%

-----------------------

*   Less than one percent.

(1) Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to all shares of Common Stock beneficially owned. Beneficial ownership is calculated in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934.
(2) The Company has two classes of voting securities, Common Stock and Class A Preferred Stock. Holders of Class A Preferred Stock vote together with holders of Common Stock and are entitled to ten votes for each share of Class A

    Preferred Stock on all matters voted upon by the shareholders of the Company. Larry D. Faw, Chairman of the Board and President of the Company beneficially owns all outstanding shares of Class A Preferred Stock, or 100% of that class, and therefore is the beneficial owner of 83.1% of the voting power of the Company. The Class A Preferred Stock is included in the calculation of the percent of total voting power. The Class B Preferred Stock, each share of which is convertible into ten shares of Common Stock at the annual rate of 20% commencing two years after acquisition, are not included in the calculations.
(3) Includes: 2,870,000 shares held by Larry D. Faw, Incorporated, of which Mr. Faw is the President; 401,277 shares held by the Von Falconbourg Family Trust, of which Mr. Faw is the Managing Trustee; 1,000,000 shares held by Morgan Rothchild Anzo, Inc. for the account and benefit of Mr. Faw; warrants to purchase 5,000,000 shares at $1.00 per share; and 925,000 shares held by Genevieve H. Faw, Mr. Faw's wife. Does not include 10,000,000 shares of Class A Preferred Stock held by Mr. Faw, or 1,000,000 shares of Class B Preferred Stock held by each of Mr. Faw and the Von Falconbourgh Family trust or 300,000 shares of Class B Preferred Stock held by Mrs. Faw. Each of Mr. Faw and Mrs. Faw disclaims beneficial ownership of the other's shares.
(4) Includes 5,000 shares held by Mr. Neville's wife.
(5) Includes 6,000 shares held jointly with Mr. Knights' wife. Does not include 35,000 shares of Class B Preferred Stock.
(6) Includes 153,400 shares held by the Courchaine Family Partnership, of which Mr. Courchaine is the managing partner. Includes 10,000 shares held jointly with Mr. Courchaine's wife. Does not include 35,000 shares of Class B Preferred Stock held jointly with Mr. Courchaine's wife.
(7) Includes 12,000 shares held by five members of Mr. Churchill's family.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FAW PURCHASE AGREEMENT

         In February 1993, Studio City-Florida entered into an agreement with Larry D. Faw, Chairman of the Board of Directors and President, to acquire direct ownership of various intellectual properties having an estimated value of $7,226,000, including 72 motion picture properties, four television pilot programs, 48 books for publication, four inventions, one franchise program and one specialty product design and marketing program, in exchange for a promissory note payable in the amount of $1,554,027 and warrants to purchase 5,000,000 shares of Common Stock of Studio City-Florida exercisable at $1.00 per share until February 16, 2003. The principal amount was due and payable on February 16, 1995, with interest at the annual rate of 2%. Since maturity, when the Company was unable to pay the Faw Note, it has been extended for consecutive six month terms at an annual interest rate of 9%. Since 1993, the Company has paid $130,000 in interest on the Faw Note and accrued interest payable to Mr. Faw at December 31, 1998 was $395,833. The Faw Note is a demand obligation, but there is no schedule for repayment of principal or interest.

         The estimated value of the intangible assets of $7,226,000 was determined by Mr. Faw, without arm's length negotiations, by reference to industry standards as detailed in the National Labor Relations Board's Collective Bargaining Agreement between the Alliance of Motion Picture and Television Producers and the Writers Guild of America which reflects the minimum replacement costs and pass through financial obligations to industry-wide motion picture and television producers and purchasers of intellectual properties. The industry standards referred to in that agreement may have no relationship to commercial, economic or fair market value of the intangible assets. See "Collective Bargaining Agreement."

         The purchase price of the intangible assets were determined by reference to industry standards as detailed in the National Labor Relations Board's Collective Bargaining Agreement between the Alliance of Motion Picture and Television Producers and the Writers Guild of America which reflects the minimum replacement costs and pass through financial obligations to industry-wide motion picture and television producers and purchasers of intellectual properties. The industry standards referred to in that agreement may have no relationship to commercial, economic or fair market value of the intangible assets. See "Collective Bargaining Agreement."

         For financial reporting purposes, in accordance with generally accepted accounting principles, the recorded amount of the intellectual properties was zero, by virtue of the lack of evidence of historical predecessor cost.

OTHER

         Effective July 1, 1996, Studio City-Florida merged with and into the Company, pursuant to the Plan of Merger. Pursuant to the Plan of Merger (i) 100,000,000 shares of Common Stock of Studio City-Florida held by Larry D. Faw was converted into 10,000,000 shares of the Company's Class A Preferred Stock,
(ii) 10,000,000 shares of Common Stock of Studio City-Florida held by Mr. Faw was converted into 1,000,000 shares of the Company's Class B Preferred Stock,
(iii) warrants to purchase 5,000,000 shares of Common Stock of Studio City-Florida were converted into warrants to purchase 5,000,000 shares of Common Stock of the Company, and (iv) each of the remaining issued and outstanding shares of Common Stock of Studio City-Florida were converted into one share of the Company's Common Stock. In addition, Mr. Faw received 1,000,000 shares of Class B Preferred Stock in connection with the merger.

         See "Business - Subsidiaries" for a description of the ownership interests of certain directors and executive officers in subsidiaries of the Company and Note 12 to Consolidated Financial Statements for information about the potential profit participation of certain directors and executive officers in certain literary properties of such subsidiaries. No amounts have been paid to date to any director or executive officer in connection with any of those interests and it is not possible to predict whether or when any amounts might be paid in the future or the magnitude of any future amounts.

         In July, 1999, the Company mutually terminated a contingent product agreement with Radio Cinema/Marc Rose with no appreciable costs outlayed for the project.

         Effective on July 21, 1999, the Company's subsidiary, Studio City Amusements, Incorporated changed its name to SCA Global Resources, Incorporated.

         On November 20, 1999, Studio City Holding entered into an agreement with Problem Solvers, Incorporated (a Kansas corporation) to establish an irrevocable business royalty trust to receive contributions, revenue and to hold residual interests of both Studio and PSI in any oil and gas ventures, and all other assets from which these companies may experience financial benefits through SCA/Studio's control.

         On November 26, 1999, Studio City Holding and Problem Solvers created The Hammer Trust, an irrevocable business royalty trust, which is to commence operations in the year 2000. Initially, Studio City Holding contributes the following to the Trust: (1) cash of $1,000, (2) a promissory demand note made payable to the Trust for an amount of $2,500,000, which shall be redeemed by Studio in a future public or private offering, (3) 1,500,000 shares of common stock in Studio, (4) 1,200,000 shares of Class B Preferred shares in Studio, and, any other additional assets, cash, stock, corporate bonds and/or stock in non-related companies; and PSI shall contribute the following: (1) cash of $1,000, (2) 2,333,300 shares of Class B Preferred stock of SCA Global Resources, and, any other additional assets, cash, stock, corporate bonds and/or stock in non-related companies. Both Studio City Holding and PSI shall receive equal distributions from the Trust. Initial trustees representing Studio City Holding is Larry D. Faw (Managing Trustee) and representing Problem Solvers if Hurschel Buscher.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Financial Statements.

         The audited consolidated financial statements of Studio City Enterprises, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements, which directly follow this Part IV of this Annual Report on Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

         (b)  Exhibits.

         See index to exhibits.

         (c) Reports on Form 8-K.

         None.


3.  EXHIBITS.


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3.1           Certificate of Incorporation of Studio City (incorporated by reference to Exhibit 3.1 of Studio City's Form SB-2 (File No.
              333-62557) (the "SB-2")).

3.2 Bylaws of Studio City (incorporated by reference to Exhibit 3.2 of the SB-2).

10.1          Agreement for Trading Stock with Wellspring Investment

10.2          The Hammer Trust

21.1          Subsidiaries of Studio City

27.1          Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STUDIO CITY HOLDINGS CORPORATION


                                  By: /s/ Larry D. Faw
                                      ----------------------------
                                      Larry D. Faw
                                      Chairman of the Board of Directors and
                                      President
                                      (Principal Financial/Accounting Officer)

Date: March 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


       Signature                                   Title                                 Date
       ---------                                   -----                                 ----
/s/ Vincent J. Neville               Vice Chairman of the Board of                 March 28, 2000
----------------------               Directors and Chief Executive Officer
Vincent J. Neville

/s/ Genevieve H. Faw                 Senior Vice President, Secretary and          March 28, 2000
----------------------               Director
Genevieve H. Faw

                        STUDIO CITY HOLDING CORPORATION
                                AND SUBSIDIARIES

                          Independent Auditor's Report
                                      and
                              Financial Statements

               October 21, 1991 (Inception ) To December 31, 1999

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES

October 21, 1991 (Inception) To December 31, 1999



                               TABLE OF CONTENTS

         INDEPENDENT AUDITOR'S REPORT                                                   1

         CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                                         2

                    CONSOLIDATED STATEMENTS OF OPERATIONS                               3

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY          4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Studio City Holding Corporation


We have audited the accompanying consolidated balance sheets of Studio City Holding Corporation (a New York corporation) (a development stage company) and subsidiaries (development stage companies) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1991 through 1999 (inception through December 31, 1999). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Studio City Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in stockholders' equity and their cash flows for the years ended December 31, 1991 through 1999 (inception through December 31, 1999) in conformity with generally accepted accounting principles.




Peel, Schatzel & Wells, P.A.
St. Petersburg, Florida

February 28, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                   -----------------------------
                                                                                       1998              1999
                                                                                   -----------       -----------
ASSETS
    Cash and cash equivalents                                                      $    80,178       $    55,843
    Intangible assets (Note 3)                                                          77,315            77,315
    Investment in joint ventures and stock                                              56,823            56,823
    Prepaid services                                                                     3,469             3,469
    Office equipment (cost $52,506 and $53,312 in 1998 and 1999;
       accumulated depreciation $33,320 and $40,480 in 1998 and 1999)                   19,186            12,832
    Organization costs (net of accumulated amortization)                                   446               190
    Accounts receivable                                                                  7,445             5,170
                                                                                   -----------       -----------
TOTAL ASSETS                                                                       $   244,862       $   211,642
                                                                                   ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-majority stockholder                                              $ 1,554,027       $ 1,554,027
    Loans from minority stockholders                                                   328,000           888,784
    Accrued interest on majority stockholder note                                      375,069           415,952
    Accrued interest on minority stockholder loans                                      10,653            74,631
    Accrued expenses                                                                    54,631             7,417
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                            --                --
LEASE COMMITMENTS--(Note 15)                                                                --                --
                                                                                   -----------       -----------
TOTAL LIABILITIES                                                                    2,322,380         2,940,811

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                                    1,003,100         1,003,100

STOCKHOLDERS' EQUITY
    Common stock - par value $.002 in 1998 and 1999;
       150,000,000 shares authorized; 31,057,001
       shares issued and outstanding in 1998 and 1999                                   61,077            61,077
    Common stock warrants                                                            5,000,000         5,000,000
    Preferred stock--A - par value $.0001 in 1998 and 1999;
       10,000,000 shares authorized, issued and outstanding in 1998 and 1999             1,000             1,000
    Preferred stock--B - par value $.0001 in 1998 and 1999;
       10,000,000 shares authorized; 3,825,834 issued and outstanding
       in 1998 and 1999                                                                    383               383
    Additional paid-in capital                                                       1,392,737         1,392,737
    Deficit accumulated during development stage                                    (2,309,815)       (2,959,466)
    Less treasury stock--cost of 400 shares                                                               (2,000)
    Less special distribution to stockholder (Note 3)                               (7,226,000)       (7,226,000)
                                                                                   -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                          (3,080,618)       (3,732,269)
                                                                                   -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   244,862       $   211,642
                                                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Cumulative            For The Year Ended
                                                  From Inception             December 31,
                                                October 21, 1991 to   -------------------------
                                                 December 31, 1999       1998            1999
                                                 ------------------   -------------------------
         INCOME                                     $   331,759       $  66,026       $  45,591

         EXPENSES
             Accounting fees                            133,209          36,406          20,979
             Advertising                                 15,792             236
             Amortization--organization costs             1,792             329             255
             Auto expenses                              176,442          13,988          13,797
             Bad debts                                  167,695
             Bank charges                                 1,653             513             511
             Commissions                                 36,906
             Consulting fees                            136,992          11,098          13,448
             Contributions                                1,702             724             751
             Depreciation                                40,483           9,829           7,162
             Dues and publications                       19,428           3,854           3,058
             Equipment rental                           320,237         102,702          95,027
             Insurance                                   23,414             217
             Interest                                   822,498         150,516         203,841
             Legal fees                                 309,599         101,564         111,579
             Licenses                                    24,395           4,432           2,860
             Meals                                       30,796           2,115           3,879
             Medical reimbursement--officer              22,280           5,644           8,119
             Miscellaneous expenses                      47,980          12,622           6,583
             Offering costs                              32,051
             Office expenses                            141,754          12,222          19,392
             Officer compensation                         5,000
             Postage                                     60,593           8,760          10,036
             Professional fees                           86,632                             521
             Project costs                              294,023          78,380         129,810
             Rent                                       150,349          15,267          18,875
             Repairs and maintenance                      1,361           1,026             335
             Seminars                                       604
             Telephone expense                           80,824           8,704           6,016
             Travel                                      68,287           4,655          15,486
             Utilities                                   22,537           3,706           2,922
             Wages                                       13,917
                                                    -----------       ---------       ---------
         TOTAL EXPENSES                               3,291,225         589,509         695,242

                                                    -----------       ---------       ---------
         NET LOSS                                   $(2,959,466)      $(523,483)      $(649,651)
                                                    ===========       =========       =========

         EARNINGS (LOSS) PER
             COMMON SHARE
             (Basic and Diluted Loss Per Share
                                                    -----------       ---------       ---------
             are the same--See Note 2)              $   (0.0181)      $ (0.0168)      $ (0.0209)
                                                    ===========       =========       =========

The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Common Stock
                                                        -------------------------------------------------------
                                                                                       Additional     Common
                                                            Common                        Paid-In      Stock      Preferred
                                                            Shares         Amount        Capital      Warrants     Stock A
                                                        ------------     ---------     ----------    ----------   ---------
Issuance of common stock                                     748,000     $  11,920     $1,138,500    $       --    $   --
Special distribution (Note 3)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1991                                 748,000        11,920      1,138,500            --        --

Issuance of common stock                                     610,201         1,662         72,770
Common shareholder loss for year
     ended December 31, 1992
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1992                               1,358,201        13,582      1,211,270            --        --

Stock split 1 to 100                                     134,461,899
Shares for properties                                                                  (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
     stock and common warrants                            16,749,900         1,675         56,976     5,000,000
Common shareholder loss for year
     ended December 31, 1993
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1993                             152,570,000        15,257        117,242     5,000,000        --

Issuance of common stock                                 (13,420,000)       (1,342)       242,670
Common shareholder loss for year
     ended December 31, 1994
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1994                             139,150,000        13,915        359,912     5,000,000        --

Issuance of common stock                                   4,150,000           415        406,095
Common shareholder loss for year
     ended December 31, 1995
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1995                             143,300,000        14,330        766,007     5,000,000        --

Issuance of common stock                                   6,700,000           670        431,506
Equity securities subject to rescission (Note 20)                             (670)      (431,506)
Common shareholder loss for year
     ended December 31, 1996
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1996                             150,000,000        14,330        766,007     5,000,000        --

Issuance of common stock                                     155,000           310        481,113
Equity securities subject to rescission (Note 20)                             (310)      (481,113)
Common shareholder loss for year
     ended December 31, 1997
Shares issued, exchanged or converted                   (119,126,500)      (11,000)         9,000                   1,000
Merger adjustments                                                          57,747        617,730
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1997                              31,028,500        61,077      1,392,737     5,000,000     1,000

Issuance of common stock                                      28,501            57         89,444
Equity securities subject to rescission (Note 20)                              (57)       (89,444)
Common shareholder loss for year
     ended December 31, 1998
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1998                              31,057,001        61,077      1,392,737     5,000,000     1,000

Cost of  400 shares of common stock
Common shareholder loss for year
     ended December 31, 1999
                                                        ------------     ---------     ----------    ----------    ------
Balance at December 31, 1999                              31,057,001     $  61,077     $1,392,737    $5,000,000    $1,000
                                                        ============     =========     ==========    ==========    ======

The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                       Deficit
                                                                     Accumulated                   Special
                                                                        During                   Distribution        Total
                                                         Preferred   Development     Treasury         To          Stockholders'
                                                          Stock B       Stage         Stock       Stockholder       Equity
                                                         --------    -----------     --------     -----------     -----------
Issuance of common stock                                 $     --    $        --     $     --     $        --     $ 1,150,420
Special distribution (Note 3)                                                                      (1,150,000)     (1,150,000)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991                               (35,455)                                     (35,455)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1991                                   --        (35,455)          --      (1,150,000)        (35,035)

Issuance of common stock                                                                                               74,432
Common shareholder loss for year
     ended December 31, 1992                                             (57,999)                                     (57,999)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1992                                   --        (93,454)          --      (1,150,000)        (18,602)

Stock split 1 to 100
Shares for properties                                                                                              (1,151,004)
Special distribution (Note 3)                                                                      (6,076,000)     (6,076,000)
Issuance of common and preferred
     stock and common warrants                            671,974                                                   5,730,625
Common shareholder loss for year
     ended December 31, 1993                                             (73,409)                                     (73,409)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1993                              671,974       (166,863)          --      (7,226,000)     (1,588,390)

Issuance of common stock                                                                                              241,328
Common shareholder loss for year
     ended December 31, 1994                                            (172,174)                                    (172,174)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1994                              671,974       (339,037)          --      (7,226,000)     (1,519,236)

Issuance of common stock                                                                                              406,510
Common shareholder loss for year
     ended December 31, 1995                                            (316,578)                                    (316,578)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1995                              671,974       (655,615)          --      (7,226,000)     (1,429,304)

Issuance of common stock                                                                                              432,176
Equity securities subject to rescission (Note 20)                                                                    (432,176)
Common shareholder loss for year
     ended December 31, 1996                                            (558,211)                                    (558,211)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1996                              671,974     (1,213,826)          --      (7,226,000)     (1,987,515)

Issuance of common stock                                                                                              481,423
Equity securities subject to rescission (Note 20)                                                                    (481,423)
Common shareholder loss for year
     ended December 31, 1997                                            (572,506)                                    (572,506)
Shares issued, exchanged or converted                       1,182                                                         182
Merger adjustments                                       (672,773)                                                      2,704
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1997                                  383     (1,786,332)          --      (7,226,000)     (2,557,135)

Issuance of common stock                                                                                               89,501
Equity securities subject to rescission (Note 20)                                                                     (89,501)
Common shareholder loss for year
     ended December 31, 1998                                            (523,483)                                    (523,483)
                                                         --------    -----------     --------     -----------     -----------
Balance at December 31, 1998                                  383     (2,309,815)          --      (7,226,000)     (3,080,618)

Cost of 400 shares of common stock                                                     (2,000)                         (2,000)
Common shareholder loss for year
     ended December 31, 1999                                            (649,651)                                    (649,651)
                                                         ========    ===========     --------     -----------     -----------
Balance at December 31, 1999                             $    383    $(2,959,466)    $ (2,000)    $(7,226,000)    $(3,732,269)
                                                         ========    ===========     ========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Cumulative             For The Year Ended
                                                             From Inception              December 31,
                                                           October 21, 1991 to   ------------------------------
                                                            December 31, 1999       1998               1999
                                                           ------------------    ----------         -----------
OPERATING ACTIVITIES
    Net loss                                                $ (2,959,466)        $ (523,483)        $ (649,651)
    Amortization and depreciation                                 42,275             10,158              7,417
    Changes in operating assets and liabilities:
      Increase in prepaid services                                (1,024)
      Increase in organizational costs                            (1,860)
      (Increase) decrease in accounts receivable                  (5,170)            (7,445)             2,275
      Decrease in stock subscription                                                 50,091
      Increase (decrease) in accrued expenses                      7,417             27,444            (47,214)
      Increase in accrued interest payable                       490,582             84,551            104,860
      Decrease in intangible assets                               19,750

                                                            ------------         -----------        -----------
Net cash used in operating activities                         (2,407,496)          (358,684)          (582,313)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America                     (12,000)
    Investment in joint ventures and stocks                      (56,823)
    Acquisition of equipment                                     (53,312)                                 (806)
    Acquisition of properties                                    (97,066)

                                                            ------------         -----------        -----------
Net cash used in investing activities                           (219,201)                 -               (806)

FINANCING ACTIVITIES
    Borrowings from stockholders                                 961,521            328,000            560,784
    Proceeds for issuance of common stock                      1,817,036             92,414
    Repayment of stockholders loans                              (72,737)
    Loan to affiliated company                                   (21,280)
    Purchase of 400 shares of common stock                        (2,000)                               (2,000)

                                                            ------------         -----------        -----------
Net cash provided by financing activities                      2,682,540            420,414            558,784

                                                            ------------         -----------        -----------
Cash and cash equivalents - increase (decrease)                   55,843             61,730            (24,335)

Cash and cash equivalents - Beginning                                  -             18,448             80,178
                                                            ------------         -----------        -----------
Cash and cash equivalents - Ending                           $    55,843         $   80,178         $   55,843
                                                            ============         ===========        ===========


Supplemental Disclosures of Cash Flow Information:
                                                            ------------         -----------        -----------
    Cash paid for interest                                  $    331,915         $   55,312         $   98,979
                                                            ============         ===========        ===========
    Noncash financing transaction:
      Value of Studio City shares
                                                            ------------         -----------        -----------
      issued for services                                   $      3,647         $        -         $        -
                                                            ============         ===========        ===========



The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 1999



NOTE 1 -- ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF PRESENTATION

Organization and Background Information

STUDIO CITY INCORPORATED HOLDING (the Company) was incorporated in the State of Florida on October 25, 1991 as Studio City Incorporated. Prior to incorporation, pre-incorporation operations commenced in February of 1991. The Company is engaged in asset development, business management, production and post-production studio operation, motion picture studio operation, tourist attraction operation, the development of motion pictures for theatrical exhibition, for television (i.e. network, cable, pay-per-view, etc.) and home video, and in the development, production, and distribution of printed publications. The Company owns a significant number of intellectual properties and has a partial interest in other intellectual properties.

FAWNSWORTH INTERNATIONAL PICTURES CORPORATION (FIPC) was incorporated in the State of Florida on October 21, 1991. Prior to incorporation, pre-incorporation operations commenced in February of 1991. FIPC is a full service motion picture and television production and distribution company. As a result of the stockholders of FIPC receiving 491,150 shares of common stock of Studio City with a par value of $1.00 in exchange for their ownership in the shares of FIPC, FIPC became a wholly owned subsidiary of the Company on October 18, 1992. The Company owns 100% of the voting stock of FIPC.

Prior to the stock exchange and transfer, the stockholders of Studio City Incorporated voted unanimously to increase the amount of common stock authorized from 1,000,000 shares to 1,500,000 to accommodate the exchange with FIPC stockholders. The end result was that Studio City, Incorporated became the parent company of FIPC (a wholly owned subsidiary) with both companies being developmental stage companies. In a unanimous vote of the stockholders of the Company, it was voted to change the name of the Company to Studio City Incorporated Holding, which also operated under the name SCI Holding.

In a unanimous vote of its stockholders, the Company was instructed to execute a stock split to fully dilute the stock of the Company. The 100 to 1 stock split was executed on March 1, 1993. On that date, the total authorized common stock of 150,000,000 shares includes all of the stock authorized including 500,000 shares reserved under the Company's Employee Incentive Stock Option Plan. The common stock of the Company originally had a par value of $1.00 per share and was amended to $.01 per share at the time of the stock split. Subsequent to the stock split, the par value has again been amended to reflect the par value at $.0001 per share, and this is the par value per share for each of the subsidiaries subsequently formed.

Realizing the necessity for expansion, the Company created another subsidiary, POC-IT PUBLISHERS, INCORPORATED (Poc-It). Poc-It was incorporated in the State of Florida on May 3, 1993.The Company owns 100% of the voting stock. This subsidiary was created to assemble, acquire, produce and publish various literary properties owned by Studio City Incorporated Holding.

NOTE 1 -- ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF
          PRESENTATION - continued


On December 14, 1993, the Company entered into an agreement to acquire 77.5% of CVT CORPORATION OF AMERICA (CVT), an inactive New York based public company. The cost of the stock was $12,000 plus the Company assumed certain debts. The purpose of this acquisition was as follows: (i) to reactivate the operations of CVT after a subsequent reorganization, (ii) prepare CVT for a merger, (iii) merge the Company into CVT, thus becoming Studio City Holding Corporation, a New York public company, (iv) prepare the merged entity for SEC and NASD registration, and (v) prepare the merged entity for a Secondary Offering.

The Company and its subsidiaries are in the developmental stage and have not generated significant revenues. In addition, the development of commercial products using the Company's proprietary technology and inventory of intellectual properties have not been completed and will require significant additional financing. There is no assurance that commercially successful products will be developed and that the Company will achieve a profitable level of operations.

Realizing the necessity to develop certain intellectual properties and assets through the expansion of operations, the Company created six subsidiaries in 1994. They are as follows:

The Company formed POC-IT COMICS, INCORPORATED on March 29, 1994 as a Florida corporation. The Company owns 96.93% of the voting stock. Poc-It Comics has three comic book franchises for development-- "THE EARTH WARRIORS" created by Larry Faw; "MAGNET MAN" created by Paul Piterski; and "SHADOW RAVEN" created by Frank Zanca. Poc-It Comics owns literary properties, as well as character artwork. The first comic book--SHADOW RAVEN PREMIER EDITION was distributed in May 1995.

The Company formed ZWEIG KNIGHTS PUBLISHING CORPORATION on March 29, 1994 as a Florida corporation. The Company owns 64.30% of the voting stock. Zweig Knights Publishing owns twenty six literary properties for future development and publication. On November 11, 1997, Zweig Knights published its first in a series of "Limited First Editions", The Nicholas Stories: The Boy With A Wish. The second book of The Nicholas Stories series, The First Flight of St. Nicholas, was released on November 1, 1998, and the third book in the series, The Maiden Voyage of Kris Kringle, was released on October 1, 1999. An animated television special of The Nicholas Stories: A Holiday Classic is currently in pre-production.

The Company formed THE INTERNATIONAL CHILDREN'S TELEVISION NETWORK, INCORPORATED on April 14, 1994 as a Florida corporation. The Company owns 99.96% of the voting stock. The International Children's Television Network has fifteen literary properties, which is the equivalent of twelve hours of children's programming.

The Company formed STUDIO CITY AMUSEMENTS, INC. on November 10, 1994 as a Florida corporation. The Company owns 100% of the voting stock. Studio City Amusements owns two theatrical musical productions entitled "SLICING UP THE BIG APPLE" and "TINTYPES ON AN INTERGALACTICAL STAGE". Studio City Amusements purpose is to develop and manage entertainment properties, and to develop and produce Specialty Entertainment Projects. During 1999, this entity changed its name to SCA Global Resources, Inc.

NOTE 1 -- ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF
          PRESENTATION - continued


The Company formed NON-EXISTENT MAJOR LEAGUE FANTASY SPORTS ASSOCIATION, INCORPORATED on November 10, 1994 as a Florida corporation. The Company owns 100% of the voting stock. Non-Existent Major League Fantasy Sports Association owns "The 1994 Fan's Choice Fantasy World Championship of Baseball", the first in a series of interactive radio and television fantasy sporting events. This satirical 12 hour long radio play of a "fantasy world series of baseball" was completed December 1, 1994 and is now ready for radio broadcast and/or distribution.

The Company formed ZINGRR N-2-AKTIV TELEVISION NETWORK, INC. on November 22, 1994 as a Florida corporation. The Company owns 94.95% of the voting stock. Zingrr N-2-Aktiv was created to serve as a partner in development, creation, maintenance and programming of FCC Licensed Wireless Cable Stations and Systems.

The following seven subsidiaries were formed subsequently for the purposes of diversification and expansion. They are as follows:

The Company formed QUAGGA ENTERTAINMENT CORPORATION on March 30, 1995 as a Florida corporation. The Company owns 93.33% of the voting stock. Quagga is in the development stage and is engaged in the exploitation of motion picture and television properties including the creation of revenue streams and profits from captive intellectual and franchiseable properties. These activities would include creating products for television, theatrical release, spin-off book products, and ancillary spin-offs.

The Company formed ACCINEMATRON RELEASING CORPORATION on September 13, 1995 as a Florida corporation. The Company owns 100% of the voting stock. Accinematron was created to coordinate the distribution of various product lines which include films, television programming, videocassettes, audio products, and ancillary merchandise.

The Company formed THE MAGIC SHOP, INC. on October 7, 1995 as a Florida corporation. The Company owns 100% of the voting stock. The Magic Shop was created to serve as a production center and business incubator for entertainment related companies.

The Company formed ZOLLIPE CYBERSPACE CORPORATION on June 14, 1996 as a Florida corporation. The Company owns 100% of the voting stock. Zollipe was created to develop computer programming and software for interactive games and information from both the CD-ROM platform and worldwide web.

The Company formed ZZOONZUIT, INC. on June 14, 1996 as a Florida corporation. The Company owns 100% of the voting stock. Zzoonzuit was created to design and manufacture a new line of beachwear, swimwear, and athletic clothing.

NOTE 1 -- ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF
          PRESENTATION - continued


The Company formed XENOMORPH DIGITAL POST, INC. on June 14, 1996 as a Florida corporation. The Company owns 100% of the voting stock. Xenomorph was created to be a digital broadcast and video post-production center and on-line producer of television programming.

The Company formed PRO-SPORTS ENTERTAINMENT GROUP, INC. on November 1, 1996 as a Florida corporation. The Company owns 100% of the voting stock. Pro-sports was created as a motion picture and television production group to produce entertainment products focused on minority role models.

Basis of Presentation

The consolidated financial statements include the accounts of Studio City Holding Corporation, and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

These consolidated financial statements have been prepared to comply with disclosure requirements of Securities and Exchange Commission Regulation S-X and conform to S-B format.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Office Furniture and Equipment: Office furniture and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over useful lives of 5-10 years.

Organization Costs: Costs to organize the corporations have been capitalized and are stated on the basis of cost. Amortization is computed by the straight-line method over 60 months.

Offering Costs: As discussed in Note 16, Quagga incurred specific incremental costs in connection with a proposed Securities Act of 1993 Regulation D-504 offering. These offering costs were expensed in 1997 due to the expiration of the offering on April 12, 1997.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Common Share: Basic Earnings (Loss) Per Share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted Earnings (Loss) Per Share is computed the same as Basic but also giving effect to all dilutive potential common shares such as options, warrants and convertible preferred stock. However, the computation of Diluted Earnings (Loss) Per Share does not assume conversion of any potential common shares if that has an antidilutive effect on earnings per share. Since there is a loss from operations, Diluted Earnings (Loss) Per Share is computed the same as Basic Earnings (Loss) Per Share. This is computed by dividing the net loss by weighted average number of common shares outstanding during the year. The Earnings (Loss) Per Share are as follows:


        Year       Net Loss      Weighted Average Shares       Loss Per Share
        ----       --------      -----------------------       --------------
        1999       $649,651           31,057,001                  $(.0209)
        1998       $521,483           31,042,751                  $(.0168)
        1997       $572,506           30,950,955                  $(.0185)
        1996       $558,211          146,650,000                  $(.0038)
        1995       $316,578          141,225,000                  $(.0022)
        1994       $172,174          145,703,500                  $(.0012)
        1993       $ 73,409          144,038,550                  $(.0005)
        1992       $ 57,999            1,071,101                  $(.0541)
        1991       $ 35,455              784,000                  $(.0452)


NOTE 3 -- INTANGIBLE ASSETS AND RELATED OBLIGATIONS

Intangible assets consists of ownership of and rights to a significant number of literary properties.

In October 1991, the date of incorporation of the Company and FIPC, stock was issued for rights to several literary properties. 750,000 shares of Studio City Incorporated Holding stock and 400,000 shares of Fawnsworth International Pictures Corporation were issued at $1.00 per share in exchange for property rights and exploitation. The recorded amount of these intangible assets for the years 1991 and 1992 was zero based on the predecessor's cost. Larry D. Faw, majority stockholder, was the predecessor owner. The total price of $1,150,000 has been reflected in the 1991 and 1992 financial statements as a reduction in equity, specifically as a special distribution to stockholder.

Purchase Agreement: On February 16, 1993, the Company entered into an agreement to acquire the direct ownership of various intellectual properties in the amount of $7,226,000, which included 72 motion picture properties, 4 television pilot properties, 48 books for publication, 4 inventions, 1 franchise program and 1 Specialty Product Design and marketing program. The Company's Purchase Agreement for these properties included an obligation in the form of a promissory demand note in the amount of $1,554,027 payable to Larry D. Faw, the majority stockholder. In addition, the Company granted to Larry D. Faw warrants with the option to purchase 5,000,000 shares of common stock, which was considered to be partial payment under the Purchase Agreement. These warrants are exercisable at $1.00 per share at a maximum of 25% per year beginning the first anniversary of the effective date of the grant and continues until one of the following occurs: (i) to the year 2003, or, (ii) when all warrants have been exercised, or, (iii) all rights to such warrants have been terminated in a mutually agreed upon written agreement.

The Purchase Agreement additionally provided for the requirement that 51% of the Company's preferred stock be issued to Larry D. Faw. The amount of preferred stock was later decreased to 1,000,000 shares of redeemable convertible and callable preferred B stock, with each share of preferred stock being entitled to noncumulative dividends at 6% annual rate upon declaration of the Board of Directors.

The preferred stock was recorded in the amount of $671,973, which was the purchase price of the assets less the amount attributed to the promissory demand note and the common stock warrants.

The Company, as part of the Purchase Agreement issued 1,000,000 shares of its preferred B stock on February 15, 1995. The preferred stock can be converted to common stock at market price, or, callable at any time by the Company at a fixed price of $50 per share for preferred B stock and $105 per share for preferred A stock, or in parts, on or after February 16, 1996, and will be redeemable and/or callable until February 16, 2006.

In summary, the Purchase Agreement includes the $1,554,027 promissory demand note, the $5,000,000 common stock warrants and $671,973 value of preferred stock for a total price of $7,226,000. Management believes this Purchase Agreement was at a significant discount which is evidenced by the Independent Valuation as discussed below in Note 3. As previously stated, the recorded amount of these intangible assets was zero based on the predecessor's cost. Larry D. Faw, the majority stockholder, was the predecessor owner. The total price of $7,226,000 has been reflected in the 1993 through 1999 financial statements as a reduction in equity, specifically as a special distribution to stockholder.

Pre-existing Rights: Ownership of certain literary properties were transferred from the Company to its subsidiaries in 1993. Properties with a value of $600,000 were transferred to Fawnsworth International Pictures Corporation, increasing the intangible asset value from $400,000 to $1,000,000 (note: properties were purchased in 1993 for $100, increasing intangible assets to $1,000,100) and increasing its additional paid-in capital from $433,880 to $1,033,880. Properties with a value of $1,200,000 were transferred to Poc-It Publishers, Incorporated in exchange for its common stock. After these transfers, the Company's intangible assets were $5,026,000. Incidental costs have subsequently been incurred increasing the asset costs.

The purchase price of the intangible assets acquired from the majority stockholder, Larry D. Faw, was determined by Industry Standards (i.e. Union Minimums as detailed in the Writers Guild of America 1992 Minimum Basic Agreement as collectively bargained with the Alliance of Motion Picture and Television Producers, Producers Guild of America, Directors Guild of

America, and all other signatory union business franchise valuation methods, and other similar industry standards for product and merchandise development).

Independent Valuation: In 1995, the Company engaged a major U.S. investment banking firm to conduct an analysis of the Companies' intellectual properties as an independent third party consultant. This Independent Valuation was in direct response as a requirement of the Securities and Exchange Commission's Chief Accounting Office. This Independent Valuation was prepared as a Preliminary Valuation prior to a public offering and was created as an internal document, which due to its sensitive contents, has been made available to the Securities and Exchange Commission as a confidential sealed document. The Preliminary Independent Valuation was prepared through the following:

(1) Independent Research: (a) the investment banker's Research Analysts Reports, (b) Standard & Poor's Industry Surveys, (c) Mergers and Acquisitions from Securities Data Corporation, and, (d) financial reports from publicly traded media holding companies and motion picture/television production companies.

(2) Industry Guidelines.

(3) Analysis of the Collective Bargaining Agreements: The 1992 Writers Guild of America-Alliance of Motion Picture & Television Producers Theatrical and Television Basic Agreement, Amended and Effective May 2, 1992 through May 1, 1995; and the 1995 Writers Guild of America-Alliance of Motion Picture & Television Producers Theatrical and Television Basic Agreement, Amended and Effective May 2, 1995 through May 1, 1998, and ratified and amended on May 2, 1998 through May 1, 2001. All of which are Collective Bargaining Agreements under the auspices of the National Labor Relations Board.

(4) Management Interviews.

The Preliminary Valuation Summary was prepared utilizing two valuation methodologies for 22 of the Companies' intellectual properties: (1) Cost Approach projected as $9,700,000 and, (2) Discounted Cash Flow projected as $46,000,000. Based on the two methodologies, the preliminary value achieved was $9,659,980 for 22 intellectual properties having a projected costs/obligations/value of $439,090 for each of the 22 intellectual properties. At the time of the Independent Valuation, Studio City Holding Corporation and its subsidiaries owned 152 intellectual properties, the majority of which were not utilized in calculations of the Preliminary Valuation.

Contingent Liabilities-Collective Bargaining Agreement: Studio City Holding Corporation, Fawnsworth International Pictures Corporation, the International Children's Television Network, Incorporated, and Zingrr N-2-Aktiv Television Network, Inc. are registered signatory companies to the 1995 Writer's Guild of America-Alliance of Motion Picture & Television Producers Theatrical and Television Basis Agreement ("MBA"), Amended and Effective May 2, 1995 through May 1, 1998. Studio City Holding Corporation and its subsidiaries are exclusively represented by the Alliance of Motion Picture & Television Producers, Inc. The collective bargaining agreement is under the auspices of the National Labor Relations Board and is deemed to be a contingent liability for Studio City Holding Corporation and its subsidiaries in regards to all literary properties owned by the companies for development and/or sale. All aspects of intellectual properties represented by the "MBA" have been tabulated and have pre-set financial obligations that pass through to the Company and/or other type of ownership, and, directly passes through to any and all purchasers of the intellectual properties. The contingent liabilities, requisite costs, and expense calculations as determined under the 1995 "MBA" are restrictive and compliance is dictated by law.


NOTE 4 -- INVESTMENT IN JOINT VENTURE AND STOCK

The Companies currently own (in entirety) literary properties whose "replacement cost/value" and/or "1995 Minimum Basic Agreements" contingent liabilities/obligation and/or associated direct pass-through costs for production and distribution are tabulated under the Agreement as of December 31, 1996 as $811,931 per intellectual property. Studio City Holding Corporation and its subsidiaries current portfolio of intellectual properties are required to comply with all of the aspects pertaining to the collective bargaining agreement in its most current form, and, those contingent liabilities pass through to the owner of record.

This investment represents costs of $6,823 paid by FIPC on behalf of Florida Screen Gems Partners, a partnership of which the FIPC is a partner. The Partnership is in the development stage. The Company has also invested in two Corporations--Environmental Production Systems and Florida Film Investment Company. These investments are recorded at cost for a total of $50,000.


NOTE 5 -- PREPAID SERVICES

The Company and FIPC issued common stock to several individuals in exchange for future services and expertise. The asset values recorded were determined by management.


NOTE 6 -- OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER

At the time of incorporation in October 1991, FIPC acquired office furniture and equipment from a stockholder, Genevieve Faw in the amount of $13,600. The Company became indebted for this amount plus $1,520 for supplies that was expensed in 1991. Therefore, the total liability to the stockholder for this transaction was $15,120 since 1991. In 1994 the liability was satisfied. In 1995, the Company and Poc-It Comics acquired office furniture and equipment. In 1996, 1997 and 1999, the Company acquired additional office furniture and equipment. Office furniture and equipment is recorded at cost, less accumulated depreciation. The provision for depreciation is

NOTE 6 -- OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-
          STOCKHOLDER - continued


computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.


NOTE 7 -- NOTE PAYABLE-MAJORITY STOCKHOLDER

As discussed in Note 3 above, the Company became obligated under the Purchase Agreement to its majority stockholder, Larry D. Faw. The promissory demand note is dated the date of the Purchase Agreement, which is February 16, 1993. The promissory demand note contains the following provisions: (i) due upon demand,
(ii) payments may be made at any time, and (iii) a balloon payment is due on February 16, 1995. The note has an initial annual interest rate of 2%. On February 16, 1995, the note became due and subsequently was extended for six months at an annual interest rate of 9%. Since August 16, 1995, the note has been extended eight times through February 16, 2000. No principal payments have been made on this note, but partial interest payments have been made in 1995, 1996, 1997, 1998 and 1999. Accrued interest on this note was $415,952, as of December 31, 1999, and $375,069, $290,518, $194,456, $108,593, $58,158 and
$27,078 as of December 31, 1998, 1997, 1996, 1995, 1994 and 1993 respectively.


NOTE 8 -- RELATED PARTY TRANSACTIONS

In February of 1991, both the Company and FIPC started incurring pre-incorporation expenses that were expensed by the companies and were paid by its majority stockholder, Larry D. Faw. This practice has continued through the present and both companies have reimbursed the stockholder for these expenses.

The nature of these expenses were automobile expense, office rent expense, telephone expense, office supplies expense and other operational expenses. These expenses were corporate expenses that were paid by the majority stockholder, Larry D. Faw and charged to the companies. The Company incurred automobile expenses and reimbursed Larry D. Faw at the mileage rates as prescribed by the Internal Revenue Service. Additionally, the Company incurred office rent and utilities and reimbursed Larry D. Faw $500 and $84 per month respectively. Additional expenses were incurred and reimbursed to Larry D. Faw such as telephone expenses, office supplies, and other operational expenses.

As discussed in Note 3, the Company acquired various intellectual properties from the majority stockholder, Larry D. Faw, for $7,226,000 in exchange for a promissory demand note, preferred stock and warrants to purchase common stock at a fixed price.

The Company executed a statutory merger with CVT Corporation of America (name changed to Studio City Holding Corporation) on July 1, 1996 with Studio City Holding Corporation (a New York Corporation) being the surviving entity. Subsequently, the operations of Studio City Incorporated Holding (a Florida Corporation) were wound up and the corporation dissolved. (See Note 17--Merger).

Zweig Knights Publishing Corporation, a subsidiary of the Company, has earned revenue from sale of three books of the Nicholas Stories series. Total revenue earned was $45,591 and $66,026 for the years ended December 31, 1999 and 1998. Of these amounts, $41,000 and $54,575 were from sales to Harry K, Inc. Harry K, Inc. is a corporation 100% owned by Harry Knights, the author of the books, who is also a stockholder and officer of the Company as well as the subsidiary, Zweig Knights Publishing Corporation. In 1997, the Company enlisted Harry K, Inc. to serve as chief marketer and retail sales coordinator. The Company sells to Harry K, Inc. as a wholesaler at a price of $10 per unit/book. Harry K, Inc. markets the books within the guidelines of the Board of directors. Harry Knights coordinates advertising, public relations and sales management at major trade and specialty products showcases and conventions. Harry Knights receives no compensation for the duties he performs on behalf of the Company. The Company does assist in providing reimbursements for some expenses that are incurred above and beyond the requirements necessary for retail sales.


NOTE 9 -- STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Studio City Holding Corporation immediately after the Merger and as of December 31, 1996 (See Note 17) had 150,000,000 shares authorized, issued and outstanding with a par value of $.01 per share. Upon the Merger, Larry D. Faw, the principal stockholder converted 100,000,000 shares of common stock into 10,000,000 shares of Class A Preferred Stock and 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock. Additionally, the former stockholders of CVT exchanged their shares for 9,123,250 shares of common stock. Additionally, some shareholders elected the option to exchange their common shares for Class B Preferred Stock (10 shares of common for 1 share of Class B Preferred Stock). 18,258,340 shares of common stock were exchanged for 1,825,834 shares of Class B Preferred Stock. Additional shares of common were issued during 1997 and 1998. As of December 31, 1999 and December 31, 1998, there were 31,057,001 shares issued and outstanding. The par value was amended to $.002 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 10,000,000 shares of Class A Preferred Stock. This is the amount of shares issued and outstanding as of December 31, 1999 and December 31, 1998. The par value is $.0001 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 1,000,000 shares of Class B Preferred Stock. He previously had 1,000,000 shares prior to this conversion. Additionally, other stockholders exchanged common stock for 1,825,834 shares of Class B Preferred Stock. As of December 31, 1999 and December 31, 1998, there were 3,825,834 shares issued and outstanding. The par value is $.0001 per share.

Fawnsworth International Pictures Corporation has 500,000 shares authorized. The par value is $.01 per share. There were 491,150 shares issued and outstanding as of December 31, 1999 and 1998 with Studio City being the registered beneficial owner.

Poc-It Publishers, Incorporated has 10,000,000 shares authorized, issued and outstanding. The par value is $.0001 per share.

Poc-It Comics, Incorporated has one class of common stock and it is voting (one share, one vote). The par value is $.0001 per share with 10,000,000 authorized. 10,000,000 shares are issued and outstanding. Poc-It Comics has 5,000,000 shares authorized, issued and outstanding of Class A Preferred Stock at $.0001 par value per share which is callable, voting and convertible to common. There are also 5,000,000 shares authorized, issued and outstanding Class B Preferred Stock at $.0001 par value per share which is non-voting with preferential dividends.

Quagga Entertainment Corporation has one class of common stock and it is voting (one share, one vote). The par value is $.001 per share with 10,000,000 shares authorized and 7,000,000 shares issued and outstanding. Quagga has 5,000,000 shares of Class A Preferred Stock authorized, issued, and outstanding. The par value of the Classs A shares is zero. The Class A shares (1) are voting--one share, one vote (2) receive no dividends (3) are not convertible ( 4) are not redeemable (5) are callable at $25.00 per share.

Quagga has 5,000,000 shares of Class B Preferred Stock of which 2,500,000 are issued and outstanding. The par value of the Class B shares is zero. The Class B shares (1) are non-voting (2) have special dividend rights based on earnings
(3) have the initial price of $6.00 (4) have a fixed dividend of 12% per annum based on earnings (5) are callable at $7.50 per share after the first year's dividend (6) are callable after 3 years at $10.00 per share (7) are convertible to common (8) have preferential liquidation treatment above all other shares. Additionally, Quagga has 500,000 shares of Class C Preferred Stock, however, no shares have been issued. The par value of the Class C shares is zero. The Class C shares (1) are non-voting (2) have special dividend rights based on earnings
(3) have the initial price of $2.00 (4) are callable any time after issuance for $2.00 for a period up to two years (5) are callable for $2.50 after two years (6) are convertible to common after three years on a one to one basis (7) have preferential liquidation treatment over common stock and Class A Preferred stock.

All other entities presented in these financial statements other than those referred to above in this note, have one class of common stock and it is voting (one share, one vote). The par value is $.0001 per share with 10,000,000 authorized, issued and outstanding. There are 5,000,000 shares authorized, issued and outstanding each of Class A and B Preferred Stock at $.0001 par value per share. Class A is voting and convertible to common and Class B is non-voting with preferential dividends.

NOTE 10 -- TRADEMARKS, COPYRIGHTS AND LICENSES


The Company uses its own and licensed trademarks from its subsidiaries for spinoff product development and merchandising from its various intellectual properties. The Company owns 126 copyrights and will seek patents for 4 products. Additionally, the Company will be purchasing new products and literary properties for development, and/or, enter into joint ventures for the development of intellectual properties or consumer products. Each such instance will be earmarked by distinct contractual requirements and obligations by the Company.


NOTE 11 -- EMPLOYEES, EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFITS

The Company has had no full-time employees from inception to date except for Quagga Entertainment Corporation during 1995. The Company has had contractual relationships with independent contractors. Operations are managed by officers, directors, and stockholders who receive no monetary compensation. The Company has had no employment agreements with key officers from inception to date. However, the Company anticipates entering into employment agreements with key personnel and intends to obtain key-man insurance when the Company emerges from the development stage.

The Company does maintain a medical reimbursement plan whereby the majority stockholder, Larry D. Faw, is reimbursed for his medical costs. This does not include any other family members.


NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS

As of December 31, 1999, the Company was obligated to make future contingent payments under research and development contracts, which are based upon actual utilization of certain intellectual properties in pre-publication, published or cinematic form. These contingent payments will continue for an indeterminable length of time, and will be payable in all cases at the time of funding for each respective project. Under certain of these contracts, the Company is obligated to pay royalties ranging from 1.5% to 5% of the gross net profits which are distributable from the commercialization and merchandising of these properties.

The Company has agreements with various individuals who will receive funds from the initial distribution proceeds from the exploitation of certain literary properties. These amounts are uncalculable because they are percentage rights in individual properties which are identified in the Company's unaudited financial statements and inventory analysis. These contracts and percentage rights are as follows:

For the motion picture property "Bawdyhouse Bandits":

            Frederick G. Spriggs           1% profit participation
            Norman T. Godheim              1% profit participation
            Heflar Family Trust            2% profit participation
            Darlene C. Barror              1% profit participation
            Suzanne Quinonez               1% profit participation
            Genevieve H. Faw               2% profit participation

For each of the following motion picture properties-- "Return To Treasure Island", "Bad News", "TampaVice or The Comic Misadventures of Nipit and Budd", "Mistaken Identity", "Love Can Kill", "Billion Dollar Bunnies", "The Love Bugs", "A Touch of Evil", "Eyes of Terror", "Rail Rider", "Swingtime", "Whooz Choice", "The War Lords", "Captain J Ride Again", "Midnight Blues", "Belle of Berry Hill", "Hells Revenge", "Vendetta", "A Miracle In Tibet", "The Junkyard Gang", "Land of the GaNodds", "So Far From My Heart", "Water Drop Series", "Damon Runyon Series", "Way Off Broadway", "Paparazzi", "Love Bugs-Television Game Show", "Fright Night", "Fountain Blue", "The Worlds Greatest Escapes", and "Seminole"--the following contractual agreements exist: Genevieve H. Faw--2%.

For each of the following motion picture properties under option--"Cut Throat Ridge", "The Plunderers", "The Last Glider", "Silence Awaits", "Stihlman and the Firestone", "The Orion Murders", "Battle of Buck Mountain", "A Delicate Obsession", "Seven Eleven Sorority Street", "Happy Bob", "Ghost Rider", "Teeth of Lions", "Dali", "The Hillsville Courthouse Murder Massacre", "The Last Great Adventure", "Otto", "Wheels", "Freefalling", and "Like A Butterfly"-the following contractual agreements exist: Genevieve H. Faw--1%.

For the following book rights and motion picture rights on "Cain and Abel
Revisited: The True Life Story of Earle Don Fagan, Jr."--the following contractual agreement exists:

         The E. Don Fagan, Jr. Trust      $50,000 on contract to sale
                                          $25,000 new purchase
                                          1% net profit participation

The Company has separate contractual royalty agreements with Genevieve H. Faw for deferred fees and royalties for each of the following inventions-- "Enviro Tools"(tm), "Boot Valet"(r), "Book Lounge"(r), and "Radius Gauge"(r). The following contracts exist: Genevieve H. Faw--1% royalty per number sold.

The Company has separate contractual agreements for royalties for books under the research and development phase of the Company's wholly owned subsidiary, Poc-It Publishers, Incorporated. All of the following book titles in each series have royalty fees -- "Reward Series" (13 titles), "The Poc-It Mania Series" (11 titles), "Self Help Manuals" (11 titles), and "Contemporary Career Guide Series" (10 titles): The following contracts exist: Genevieve H. Faw--1% royalty per number sold.

There are separate contractual agreements in connection with the assignment of Artistic Property Agreement between Fawnsworth International Pictures Corporation and Michael Fields for ownership rights of original art for 4 comic books characters created by Larry D. Faw. These 4 characters are "Taren", "Mercer", "Shrieve", and "Quant", all from the "Earth Warrior" series. Poc-It Comics, Incorporated issued 10,000 shares of common stock to Michael Fields in addition to $100 cash per contract--$400 total. Additionally, Fields is to receive a flat fee of $5,000 for each agreement payable when and if the art design is utilized in the production of a movie or animation product--$20,000 total if all character art is utilized.

There is a separate Purchase & Profit Participation Agreement between Fawnsworth International Pictures Corporation and Paul and Brahm Piterski for the ownership of the literary rights and artwork of the comic book character "Willy the Magnet Man". Poc-It Comics, Incorporated issued 50,000 shares of common stock to Piterski in addition to $100 cash. Additionally, Piterski is to receive a $15,000 consultant/production fee at time of movie production plus 10% of the net profits generated from the exploitation of the entertainment franchise.

There is a separate Agreement between the Company, Roger H. Hefler, Larry D. Faw and Frank Zanca/Wingspan Productions for the ownership rights of the literary property "Shadow Raven", which are assigned to Poc-It Comics, Incorporated. Poc-It Comics, Incorporated issued 50,000 shares of common stock and 100,000 shares of Class B preferred stock to Zanca.

There is a separate Assignment of Artistic Property Agreement between Fawnsworth International Pictures Corporation and Calvin B. Clarke for the ownership rights of original art for the comic book character created by Larry
D. Faw. The character is "Hafro", another character from the "Earth Warrior" series. Clarke received $100 cash plus he will receive a $5,000 consultant fee if the art is utilized plus a pro rata percentage from 5% allocated to Talent Pool.

There is a separate Assignment of Artistic Property Agreement between Fawnsworth International Pictures Corporation and Ricardo Colon for the ownership rights of original art for the comic book character "Un-named". Colon received $100 cash plus he will receive a $5,000 consultant fee if the art is utilized plus a pro rata percentage from 5% allocated to Talent Pool.

There is a separate Assignment of Artistic Property Agreement between Fawnsworth International Pictures Corporation and Marco Antonio Nazario for the ownership rights of original art for the comic book character created by Larry
D. Faw. The character is "Sunspot", another character from the "Earth Warrior" series. Clarke received $100 cash plus he will receive a $5,000 consultant fee if the art is utilized plus a pro rata percentage from 5% allocated to Talent Pool.

There is a separate Assignment of Artistic Property Agreement between Fawnsworth International Pictures Corporation and Melissa Polizzi for the ownership rights of original art for 3 comic book characters created by Larry
D. Faw. The characters are "Marilise", "Lilian", and "Renata", triplet characters from the "Earth Warrior" series. Polizzi received $100 cash plus she will receive a $5,000 consultant fee if the art is utilized plus a pro rata percentage from 5% allocated to Talent Pool.

There is a separate Assignment of Rights and Profit Participation Agreement between Fawnsworth International Pictures Corporation and Larry D. Faw for the licensing rights of the literary property "Earth Warriors", which consists of 12 characters. This Agreement is for a 5 year period ending October 9, 1998. Faw received no cash but did receive 50,000 shares of Poc-It Comics, Incorporated on March 29, 1994. If the rights are utilized, Faw will receive $15,000 for print format, $50,000 for motion picture and/or other multi-media plus 5% of the net profits attributable to this entertainment franchise.

There is a separate Agreement between the Company and Harry B. Knights, the author of "The Nicholas Stories", who serves as Senior Vice-President of the Company and Chief Operations Officer of Zweig Knights Publishing Corporation, a subsidiary of the Company. The contractual obligation to Harry B. Knights was met by issuing to him 1,250,000 shares of Preferred A and 1,250,000 of shares of Preferred B stock of Zweig Knights Publishing Corporation plus 100,000 shares of restricted common stock of the Company in April 1994. Additionally, Harry B. Knights received a cash consulting fee of $5,000 on the 1997 production of "The Nicholas Stories".

There is a separate pass-through Agreement between Harry B. Knights which is contingent upon the publication and/or cinematic adaptation of any of these intellectual properties. He is to receive a consultant fee and a profit participation in each of these properties.

On July 1, 1995, the Company entered into a joint venture with Quagga Television Partners Limited Partnership for the production and distribution of low budget motion pictures and television programming. Larry D. Faw is the Managing Partner of Quagga Television Partners and is the largest contributor as a limited partner. Quagga Television Partners furnished the majority of the funding for the production of Zoo Toonz. Quagga Television Partners owns a library of video footage of exotic animals for the creation of animal music videos. As of this date, Quagga Television Partners has not licensed use of this footage.

The Company has entered into a series of Joint Venture Agreements with Lisa Moody/Tin Woman Music, Inc. for the creation of music for the first generation of Zoo Toonz. Larry D. Faw and Quagga Television Partners Limited Partnership have contributed capital for these joint ventures. To date, 5 contractual arrangements have been made for the creation of 27 songs for the Zoo Toonz project. The songwriter has been prepaid for the creation of these songs and separate funds have been expended for the production of Recording Masters. A contingent liability passes through to the Company for any profits associated with the useage of these songs, if the songs are utilized.

The Company had entered into an Agreement for the use of 2 puppets, Clyde and Alfred, for the utilization in volume one of Zoo Toonz, with John C. Cummings, Jr. Additional puppet footage was shot at Disney-MGM Studios, however, the footage was unacceptable. Due to contractual restrictions placed on the Company by Disney for Volume one of Zoo Toonz, the release and distribution was cancelled. The Joint Venture Agreement was terminated by John C. Cummings, Sr. on October 2, 1996.

A Contingent Production Joint Venture was entered into by the Company with Marc Rose and Radio Cinema for the creation of various products and merchandise which could be created from the distribution and cinematic adaptation of a series of radio shows entitled "Dry Smoke and Whispers". This contingent agreement may be terminated.

On June 17, 1996, the Company purchased the patents and trademarks for "Uncle Tuffy's French Security Window". The purchase was made between the Company and Paul Piterski, the inventor and patent owner for $2,000 in cash plus 5% of the gross profits attributable to the sale, licensing, or other profits due to the Company for the exploitation of this patented product.

In July 1996, the Company placed a $10,000 option on the right to purchase literary properties written by science fiction writer Andre Norton. The properties which were optioned were "The Wraiths of Time" and "A New Property Adaptation From The Screenplay of The Wraiths of Time". The option still exists, however, original funding was to be realized from the public offering of Quagga Entertainment Corporation's D-504, which expired. Publishing Corporation, has entered into an Agreement to be a corporate general partner in ZK Partners Limited Partnership. This Partnership is currently being formed for the financing of an animation for "The Nicholas Stories", and is currently in the development stage.


NOTE 13 -- EMPLOYEE INCENTIVE STOCK OPTION PLAN

On March 1, 1993, the Board of Directors adopted in Outline Form an Employee Incentive Stock Option Plan for future full time employees and officers. Under the Proposed Outline, the Company may issue options exercisable at the current market value (110% of current market value only to 10% or greater stockholders) up to $100,000 annually. The Proposed Plan was extended from March 1, 1998, to terminate on March 1, 2002.

Under the Proposed Plan, any person owning 10% of the voting power of the Company is restricted from exercising his/her options to three years after the receipt of such grant. Additional stipulations are as follows: (1) options terminated or expired revert back into the Plan, (2) unpurchased option shares remain in the Plan, (3) options are only exercisable by the optionee or his/her estate, (4) options are not transferable, (5) carryover amounts from one year to the next year can not exceed 50% of the option, and (6) option shares are restricted until SEC registration.

The Company has reserved 500,000 shares of common stock for issuance under the Proposed Plan.

No options have been granted under the Proposed Plan from inception to date.

NOTE 14 -- INCOME TAXES


The Company and its subsidiaries have filed separate corporate income tax returns since each corporation's inception through December 31, 1999. As of December 31, 1999, there have been no timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. As of December 31, 1999, the Company and its subsidiaries each have available net operating loss carryforwards for federal and state income tax purposes (which are the same amount) that will be available to offset future taxable income of the Company. If unused, net operating loss carryforwards expire after 15 years (20 years after 1997). The loss carryforwards are summarized as follows:

         Year        Year       Studio City        All
       Incurred     Expires    Holding Corp.   Subsidiaries      Combined
       --------     -------    -------------   ------------      --------
         1991        2006        $ 15,596        $ 19,859        $ 35,455
         1992        2007          24,000          33,999          57,999
         1993        2008          63,543           9,866          73,409
         1994        2009         158,468          13,706         172,174
         1995        2010         309,995           6,583         316,578
         1996        2011         496,761          61,450         558,211
         1997        2012         451,666         120,840         572,506
         1998        2018         489,105          34,378         523,483
         1999        2019         556,889          92,762         649,651


NOTE 15 -- RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of the leasing of broadcast television equipment, various computer, video and sound equipment under operating leases that expire over the next three to five years. Due to a cross default by a joint venture partner, a portion of the equipment under two of the leases was reposessed by the lessor for late payment (see note 18 regarding "Zoo Toonz"). The Company has continued making monthly payments on all lease obligations and expects to satisfy all obligations and obtain full use of all equipment under lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:


                 Year Ending December 31,        Amount
                 ------------------------       --------
                   2000                         $53,084
                   2001                          44,199
                   2002                           2,177
                   Later Years                      -0-
                                                -------
                                                $99,460
                                                =======

NOTE 16 -- CHANGING ECONOMIC CONDITIONS AND SUBSEQUENT EVENTS


From September 1995 to September 1996 Studio City Incorporated Holding entered into a "First Right of Refusal/Space Lease Agreement" with The Walt Disney Company on product produced on the Disney-MGM Studios by Studio City. The Company entered into a one year space lease/first right of refusal/production agreement to expend a minimum of $1,200,000 at the studio for its projects. The Company entered into this agreement with Disney based on an agreement with a New York investment banker taking a contractual (dated August 28, 1995) equity position of $1,200,000 in Quagga Entertainment Corporation, the production arm which was located with the Company at Disney/MGM Studios. Quagga Entertainment Corporation was to achieve total capitalization in 1996 of $8,500,000 based on a registered public offering in Connecticut. The Company was also qualified to sell the offering in the state of New York as a registered broker/dealer. The Company was represented by an investment banker/consultant in Connecticut, who contractually committed to raising Quagga's capital needs through a registered D-504 offering. Also, the Company had the option to create and market a "red herring" D-506 private placement. The Company chose "Shadow Raven", a low-budget feature motion picture, to be the first project. However, due to expanded costs associated with the contingent joint venture production partners, the project was postponed until sufficient capitalization was realized. Quagga's D-504 offering was registered in Connecticut on April 12, 1996. The investment banker was to commence the financial marketing of the offering, but failed to do so. The New York equity investor could not meet the contractual commitment. As a result, the D-504 offering expired on April 12, 1997 and the "red herring" D-506 was withdrawn as a viable funding plan. Accordingly, the offering costs of $32,051 have been expensed during 1997. With the lack of alternative financing available to the Company, the contract with Walt Disney Company expired on September 15, 1996 along with the contingent joint venture production partnerships.

In April 1997, the Company expanded its operations by relocating to Tampa, Florida into a facility that provides a small soundstage, office operations, and edit suite. This new organization of its operations in Tampa is anticipated to increase revenue production, while providing low costs to the Company for its own projects.


NOTE 17 -- MERGER

On June 29, 1996, CVT Corporation of America restated and amended its articles of incorporation to allow for a name change, the creation of Class A and B Preferred Stock, the reorganization of operations, and limiting the liability of its Directors and Officers. CVT Corporation changed its name to Studio City Holding Corporation (a New York Corporation). 10,000,000 shares of Class A Preferred Stock with special voting powers were created and 25,000,000 shares of Class B Preferred Stock with preferential dividends and various rights were created. The Company adopted a new set of By-Laws which streamlined its operations as a public company and adopted a set of procedures which limited the liability of its Directors and Officers.

On July 1, 1996, Studio City Incorporated Holding (a Florida Corporation) and its subsidiaries merged with and into Studio City Holding Corporation (a New York Corporation) in a statutory merger. The merger transaction was executed in a "like kind" stock exchange, share for share of common stock of Studio City Incorporated Holding for common stock of Studio City Holding Corporation. On October 24, 1996, Studio City Incorporated Holding was dissolved, with the surviving entity being Studio City Holding Corporation. All of the assets and liabilities of Studio City Incorporated Holding and its subsidiaries were merged with and into Studio City Holding Corporation.

As per the Merger Agreement, Larry D. Faw, principal stockholder of Studio City Incorporated Holding, was required to convert 100,000,000 shares of voting common stock of Studio City Incorporated Holding into 10,000,000 shares of Studio City Holding Corporation Class A Preferred Stock and was also required to convert 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock.

On October 29, 1997, the Company called for a name change and exchange of shares from both former CVT stockholders and Studio City Incorporated Holding stockholders. This exchange was executed in a "like-kind" share for share exchange. Additionally, all of the stockholders in the Merged Entity had the option to convert any, all, or none of their shares of common stock into Class B Preferred Stock at a ratio of 10 shares of common for 1 share of Class B Preferred Stock.


NOTE 18 -- PENDING LITIGATION

When the merger occurred, there were no significant changes in the operations of the Company and its subsidiaries. Studio City Holding Corporation and its subsidiaries continued its operations as the merged entity. When the merger occurred, there were no significant changes in the operations of the Company and its subsidiaries. Studio City Holding Corporation and its subsidiaries continued its operations as the merged entity.

The Company being an entertainment company is often required to defend its rights and licenses for intellectual properties that the Company either owns or serves as a joint venture partner. This type of litigation is common in the entertainment industry, and considering that the Company owns numerous intellectual properties and owns various types of licenses and joint participations in intellectual properties, it can safely be assumed that the Company will be required to defend its rights, presently and in the future.

Currently, the Company and its subsidiary, Poc-It Comics, Incorporated, are defending their rights in the production and distribution of an entertainment franchise based on a comic book story entitled "Shadow Raven". The principals are currently attempting to resolve their issues in negotiation.

Secondly, the Company and its subsidiary, Quagga Entertainment Corporation, are defending a challenge to the Companies' rights associated with a joint venture to create, produce, distribute and exploit an intellectual property entitled "Zoo Toonz", a joint venture where the timeliness of the creation of finished products are in question. Litigation is pending in this matter, and, it has been determined that the products will be completed without the assistance of the joint venture partner. The Company and its financial partners will seek to recoup all of its investment.


NOTE 19 -- LOANS FROM MINORITY STOCKHOLDERS

During 1998 and 1999, various minority stockholders loaned the Company money. These unsecured, short-term (less than one year) loans accrue interest at 10% per annum. The total amounts outstanding are $888,784 and $328,000 as of December 31, 1999 and 1998 respectively. Accrued interest payable on these loans are $74,631 and $10,653 as of December 31, 1999 and 1998 respectively.


NOTE 20 -- EQUITY SECURITIES SUBJECT TO RESCISSION

Common stock was issued during 1996, 1997 and 1998 without compliance with registration requirements of the federal and state securities laws. As a result, these securities may have rescission rights. Accordingly, the potential rescission liability has been classified outside of permanent stockholders' equity, under the caption "Equity Securities Subject To Rescission". This amount is $432,176 as of December 31, 1996, $913,599 as of December 31, 1997, $1,003,100 as of December 31, 1998, and 1999. The likelihood of the exercising of these rescission rights is considered to be remote, and therefore, interest has not been accrued and included as an additional liability amount. But the interest is considered to be a contingent liability of the Company and based on a 10% annual interest rate, amounts to approximately $36,000 as of December 31, 1996, $98,000 as of December 31, 1997, $198,000 as of December 31, 1998 and
$298,000 as of December 31, 1999. When the rescission rights expire, the respective amounts will be reclassified as permanent equity.