Form 10QSB
period 2000-03-31
STUDIO CITY HOLDING CORP
filed 2000-05-22
CIK 1069067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ______________


                        Commission file number: 0-26197


                        STUDIO CITY HOLDING CORPORATION
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)



            New York                                   13-322-7032
 -----------------------------                 ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



                           14400 Southwest 46th Court
                              Ocala, Florida 34473
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)



                                 (352) 347-3947
                             ----------------------
                          (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                  -----     -----

         The number of outstanding shares of the issuer's common stock, $0.002 par value, as of May 1, 2000 was 31,057,001.

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS............................................... 3

            Independent Accountant's Review Report.......................... 4

            Consolidated Balance Sheets as of December 31, 1999
                        and March 31, 2000.................................. 5

            Consolidated Statements of Operations
                        for the Three Month Periods Ended
                        March 31, 2000 and 1999............................. 6

            Consolidated Statements of Changes in Stockholders' Equity...... 7

            Consolidated Statements of Cash Flows
                        for the Three Month Periods Ended
                        March 31, 2000 and 1999............................. 9

            Notes to Unaudited Consolidated Financial Statements............10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................30


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..................................................31

ITEM 2.  CHANGES IN SECURITIES..............................................31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................31

ITEM 5.  OTHER INFORMATION..................................................31


INDEX TO EXHIBITS...........................................................33

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Studio City Holding Corporation, a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors and Stockholders
Studio City Holding Corporation


We have reviewed the accompanying consolidated balance sheet of Studio City Holding Corporation (a New York corporation) (a development stage company) and subsidiaries (development stage companies) as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Studio City Holding Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 (including cumulative information from inception October 21, 1991 to December 31, 1999), were audited by us, and we expressed an unqualified opinion on them in our report dated February 28, 2000, but we have not performed any auditing procedures since that date.




Peel, Schatzel & Wells, P.A.
St. Petersburg, Florida

May 18, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS


                                                                            (Audited)        (Unaudited)       (Reviewed)
                                                                           December 31,       March 31,         March 31,
                                                                               1999             1999              2000
                                                                           -----------       -----------       -----------

ASSETS
    Cash and cash equivalents                                              $    55,843       $   125,387       $    27,436
    Intangible assets (Note 3)                                                  77,315            77,315            77,315
    Investment in joint ventures and stock                                      56,823            56,823            56,823
    Prepaid services                                                             3,469             3,469             3,469
    Office equipment (cost $53,312, $52,506 and $53,312;
       accumulated depreciation $40,480, $35,092 and $42,270)                   12,832            17,414            11,042
    Organization costs (net of accumulated amortization)                           190               446               190
    Accounts receivable                                                          5,170             1,636

                                                                           -----------       -----------       -----------
TOTAL ASSETS                                                               $   211,642       $   282,490       $   176,275
                                                                           ===========       ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-majority stockholder                                      $ 1,554,027       $ 1,554,027       $ 1,554,027
    Loans from minority stockholders                                           888,784           511,470           964,388
    Accrued interest on majority stockholder note                              415,952           395,833           419,661
    Accrued interest on minority stockholder loans                              74,631            20,017            97,665
    Accrued expenses                                                             7,417            14,398             6,985
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                    --                --                --
LEASE COMMITMENTS--(Note 15)                                                        --                --                --
                                                                           -----------       -----------       -----------
TOTAL LIABILITIES                                                            2,940,811         2,495,745         3,042,726

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                            1,003,100         1,003,100         1,003,100

STOCKHOLDERS' EQUITY
    Common stock - par value $.002;
       150,000,000 shares authorized; 31,057,001
       shares issued and outstanding                                            61,077            61,077            61,077
    Common stock warrants                                                    5,000,000         5,000,000         5,000,000
    Preferred stock--A - par value $.0001;
       10,000,000 shares authorized, issued and outstanding                      1,000             1,000             1,000
    Preferred stock--B - par value $.0001;
       10,000,000 shares authorized; 3,825,834 issued and outstanding              383               383               383
    Additional paid-in capital                                               1,392,737         1,392,737         1,392,737
    Deficit accumulated during development stage                            (2,959,466)       (2,445,552)       (3,096,748)
    Less treasury stock--cost of 400 shares                                     (2,000)                             (2,000)
    Less special distribution to stockholder (Note 3)                       (7,226,000)       (7,226,000)       (7,226,000)
                                                                           -----------       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                  (3,732,269)       (3,216,355)       (3,869,551)

                                                                           -----------       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   211,642       $   282,490       $   176,275
                                                                           ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements. See Independent Accountant's Review Report.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Reviewed)      (Unaudited)
                                            Cumulative       For The Three Months Ended
                                          From Inception              March 31,
                                        October 21, 1991 to  -------------------------
                                          March 31, 2000        2000            1999
                                        -------------------  ---------       ---------

INCOME                                     $   331,759       $      --       $      --

EXPENSES
    Accounting fees                            145,909          12,700           3,150
    Advertising                                 15,972             180
    Amortization--organization costs             1,792
    Auto expenses                              180,190           3,748           5,814
    Bad debts                                  167,695
    Bank charges                                 1,781             128             249
    Commissions                                 36,906
    Consulting fees                            145,207           8,215           6,968
    Contributions                                1,702
    Depreciation                                42,273           1,790           1,772
    Dues and publications                       19,629             201             192
    Equipment rental                           343,074          22,837          21,991
    Insurance                                   23,414
    Interest                                   880,497          57,999          44,329
    Legal fees                                 318,519           8,920          25,903
    Licenses                                    26,980           2,585           2,383
    Meals                                       31,832           1,036             527
    Medical reimbursement--officer              22,484             204
    Miscellaneous expenses                      47,980                           1,070
    Offering costs                              32,051
    Office expenses                            148,991           7,237           5,989
    Officer compensation                         5,000
    Postage                                     63,059           2,466           1,330
    Professional fees                           86,632
    Project costs                              294,023                          11,419
    Rent                                       154,908           4,559           1,500
    Repairs and maintenance                      1,361                             214
    Seminars                                       604
    Telephone expense                           82,740           1,916             572
    Travel                                      68,287
    Utilities                                   23,098             561             365
    Wages                                       13,917
                                           -----------       ---------       ---------
TOTAL EXPENSES                               3,428,507         137,282         135,737

                                           -----------       ---------       ---------
NET LOSS                                   $(3,096,748)      $(137,282)      $(135,737)
                                           ===========       =========       =========

EARNINGS (LOSS) PER
    COMMON SHARE
    (Basic and Diluted Loss Per Share      -----------       ---------       ---------
    are the same--See Note 2)              $   (0.0168)      $ (0.0044)      $ (0.0044)
                                           ===========       =========       =========

The accompanying notes are an integral part of these financial statements. See Independent Accountant's Review Report.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Common Stock
                                                       --------------------------------------------------------------
                                                                                            Additional       Common
                                                           Common                            Paid-In         Stock        Preferred
                                                           Shares           Amount           Capital        Warrants       Stock A
                                                       -------------       ---------       ----------      ----------     ---------
Issuance of common stock                                     748,000       $  11,920       $1,138,500      $       --      $   --
Special distribution (Note 3)
Common shareholder loss for period
      October 21, 1991 to December 31, 1991
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1991                                 748,000          11,920        1,138,500              --          --

Issuance of common stock                                     610,201           1,662           72,770
Common shareholder loss for year
      ended December 31, 1992
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1992                               1,358,201          13,582        1,211,270              --          --

Stock split 1 to 100                                     134,461,899
Shares for properties                                                                      (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
      stock and common warrants                           16,749,900           1,675           56,976       5,000,000
Common shareholder loss for year
      ended December 31, 1993
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1993                             152,570,000          15,257          117,242       5,000,000          --

Issuance of common stock                                 (13,420,000)         (1,342)         242,670
Common shareholder loss for year
      ended December 31, 1994
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1994                             139,150,000          13,915          359,912       5,000,000          --

Issuance of common stock                                   4,150,000             415          406,095
Common shareholder loss for year
      ended December 31, 1995
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1995                             143,300,000          14,330          766,007       5,000,000          --

Issuance of common stock                                   6,700,000             670          431,506
Equity securities subject to rescission (Note 20)                               (670)        (431,506)
Common shareholder loss for year
      ended December 31, 1996
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1996                             150,000,000          14,330          766,007       5,000,000          --

Issuance of common stock                                     155,000             310          481,113
Equity securities subject to rescission (Note 20)                               (310)        (481,113)
Common shareholder loss for year
      ended December 31, 1997
Shares issued, exchanged or converted                   (119,126,500)        (11,000)           9,000                       1,000
Merger adjustments                                                            57,747          617,730
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1997                              31,028,500          61,077        1,392,737       5,000,000       1,000

Issuance of common stock                                      28,501              57           89,444
Equity securities subject to rescission (Note 20)                                (57)         (89,444)
Common shareholder loss for year
      ended December 31, 1998
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1998                              31,057,001          61,077        1,392,737       5,000,000       1,000

Cost of  400 shares of common stock
Common shareholder loss for year
      ended December 31, 1999
                                                       -------------       ---------       ----------      ----------      ------
Balance at December 31, 1999                              31,057,001          61,077        1,392,737       5,000,000       1,000

Common shareholder loss for three months
      ended March 31, 2000 (Reviewed)
                                                       -------------       ---------       ----------      ----------      ------
Balance at March 31, 2000                              $  31,057,001       $  61,077       $1,392,737      $5,000,000      $1,000
                                                       =============       =========       ==========      ==========      ======


STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)


                                                                          Deficit
                                                                        Accumulated                       Special
                                                                           During                       Distribution      Total
                                                       Preferred        Development       Treasury          To         Stockholders
                                                        Stock B            Stage           Stock        Stockholder       Equity
                                                      -----------       ------------      --------     -------------   -----------

Issuance of common stock                              $        --       $        --       $    --      $        --     $ 1,150,420
Special distribution (Note 3)                                                                           (1,150,000)     (1,150,000)
Common shareholder loss for period
      October 21, 1991 to December 31, 1991                                 (35,455)                                       (35,455)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1991                                   --           (35,455)           --       (1,150,000)        (35,035)

Issuance of common stock                                                                                                    74,432
Common shareholder loss for year
      ended December 31, 1992                                               (57,999)                                       (57,999)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1992                                   --           (93,454)           --       (1,150,000)        (18,602)

Stock split 1 to 100
Shares for properties                                                                                                   (1,151,004)
Special distribution (Note 3)                                                                           (6,076,000)     (6,076,000)
Issuance of common and preferred
      stock and common warrants                           671,974                                                        5,730,625
Common shareholder loss for year
      ended December 31, 1993                                               (73,409)                                       (73,409)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1993                              671,974          (166,863)           --       (7,226,000)     (1,588,390)

Issuance of common stock                                                                                                   241,328
Common shareholder loss for year
      ended December 31, 1994                                              (172,174)                                      (172,174)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1994                              671,974          (339,037)           --       (7,226,000)     (1,519,236)

Issuance of common stock                                                                                                   406,510
Common shareholder loss for year
      ended December 31, 1995                                              (316,578)                                      (316,578)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1995                              671,974          (655,615)           --       (7,226,000)     (1,429,304)

Issuance of common stock                                                                                                   432,176
Equity securities subject to rescission (Note 20)                                                                         (432,176)
Common shareholder loss for year
      ended December 31, 1996                                              (558,211)                                      (558,211)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1996                              671,974        (1,213,826)           --       (7,226,000)     (1,987,515)

Issuance of common stock                                                                                                   481,423
Equity securities subject to rescission (Note 20)                                                                         (481,423)
Common shareholder loss for year
      ended December 31, 1997                                              (572,506)                                      (572,506)
Shares issued, exchanged or converted                       1,182                                                              182
Merger adjustments                                       (672,773)                                                           2,704
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1997                                  383        (1,786,332)           --       (7,226,000)     (2,557,135)

Issuance of common stock                                                                                                    89,501
Equity securities subject to rescission (Note 20)                                                                          (89,501)
Common shareholder loss for year
      ended December 31, 1998                                              (523,483)                                      (523,483)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1998                                  383        (2,309,815)           --       (7,226,000)     (3,080,618)

Cost of  400 shares of common stock                                                        (2,000)                          (2,000)
Common shareholder loss for year
      ended December 31, 1999                                              (649,651)                                      (649,651)
                                                      -----------       -----------       -------      -----------     -----------
Balance at December 31, 1999                                  383        (2,959,466)       (2,000)      (7,226,000)     (3,732,269)

Common shareholder loss for three months
      ended March 31, 2000 (Reviewed)                                      (137,282)                                      (137,282)
                                                      -----------       -----------       -------      -----------     -----------
Balance at March 31, 2000                             $       383       $(3,096,748)      $(2,000)     $(7,226,000)    $(3,869,551)
                                                      ===========       ===========       =======      ===========     ===========

The accompanying notes are an integral part of these financial statements. See Independent Accountant's Review Report.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          (Reviewed)     (Unaudited)
                                                         Cumulative       For The Three Months Ended
                                                       From Inception               March 31,
                                                     October 21, 1991 to  -------------------------
                                                       March 31, 2000        2000            1999
                                                        -----------       ---------       ---------

OPERATING ACTIVITIES
    Net loss                                            $(3,096,748)      $(137,282)      $(135,737)
    Amortization and depreciation                            44,065           1,790           1,772
    Changes in operating assets and liabilities:
       Increase in prepaid services                          (1,024)
       Increase in organizational costs                      (1,860)
       Decrease in accounts receivable                                        5,170           5,809
       Increase (decrease) in accrued expenses                6,983            (433)        (30,870)
       Increase in accrued interest payable                 517,326          26,748          20,764
       Decrease in intangible assets                         19,750

                                                        -----------       ---------       ---------
Net cash used in operating activities                    (2,511,508)       (104,007)       (138,262)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America                (12,000)
    Investment in joint ventures and stocks                 (56,823)
    Acquisition of equipment                                (53,312)
    Acquisition of properties                               (97,066)

                                                        -----------       ---------       ---------
Net cash used in investing activities                      (219,201)             --              --

FINANCING ACTIVITIES
    Borrowings from stockholders                          1,037,126          75,600         183,471
    Proceeds for issuance of common stock                 1,817,036
    Repayment of stockholders loans                         (72,737)
    Loan to affiliated company                              (21,280)
    Purchase of 400 shares of common stock                   (2,000)

                                                        -----------       ---------       ---------
Net cash provided by financing activities                 2,758,145          75,600         183,471

                                                        -----------       ---------       ---------
Cash and cash equivalents - increase (decrease)              27,436         (28,407)         45,209

Cash and cash equivalents - Beginning                            --          55,843          80,178

                                                        -----------       ---------       ---------
Cash and cash equivalents - Ending                      $    27,436       $  27,436       $ 125,387
                                                        ===========       =========       =========


Supplemental Disclosures of Cash Flow Information:
                                                        -----------       ---------       ---------
    Cash paid for interest                              $   363,171       $  31,222       $  14,202
                                                        ===========       =========       =========
    Noncash financing transaction:
       Value of Studio City shares
                                                        -----------       ---------       ---------
       issued for services                              $     3,647       $      --       $      --
                                                        ===========       =========       =========


The accompanying notes are an integral part of these financial statements. See Independent Accountant's Review Report.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 1--ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF PRESENTATION

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 1--ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF PRESENTATION - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 1--ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF PRESENTATION - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 1--ORGANIZATION, BACKGROUND INFORMATION AND BASIS OF PRESENTATION - continued

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


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES - continued

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

      Year       Net Loss     Weighted Average Shares      Loss Per Share
      ----       --------     -----------------------      --------------
      2000       $137,282           31,057,001                 $(.0044)
      1999       $649,651           31,057,001                 $(.0209)
      1998       $521,483           31,042,751                 $(.0168)
      1997       $572,506           30,950,955                 $(.0185)
      1996       $558,211          146,650,000                 $(.0038)
      1995       $316,578          141,225,000                 $(.0022)
      1994       $172,174          145,703,500                 $(.0012)
      1993       $ 73,409          144,038,550                 $(.0005)
      1992       $ 57,999            1,071,101                 $(.0541)
      1991       $ 35,455              784,000                 $(.0452)

NOTE 3--INTANGIBLE ASSETS AND RELATED OBLIGATIONS

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 3--INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 3--INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 3--INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

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


NOTE 4--INVESTMENT IN JOINT VENTURE AND STOCK

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


NOTE 5--PREPAID SERVICES

The Company and FIPC issued common stock to several individuals in exchange for future services and expertise. The asset values recorded were determined by management.


NOTE 6--OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER

At the time of incorporation in October 1991, FIPC acquired office furniture and equipment from a stockholder, Genevieve Faw in the amount of $13,600. The Company became indebted for this amount plus $1,520 for supplies that was expensed in 1991. Therefore, the total liability to the stockholder for this transaction was $15,120 since 1991. In 1994 the liability was satisfied. In 1995, the Company and Poc-It Comics acquired office furniture and equipment. In 1996, 1997 and 1999, the Company acquired additional office furniture and equipment. Office furniture and equipment is recorded at cost, less accumulated depreciation. The provision for depreciation is

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 6--OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER - continued

computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.


NOTE 7--NOTE PAYABLE-MAJORITY STOCKHOLDER

As discussed in Note 3 above, the Company became obligated under the Purchase Agreement to its majority stockholder, Larry D. Faw. The promissory demand note is dated the date of the Purchase Agreement, which is February 16, 1993. The promissory demand note contains the following provisions: (i) due upon demand,
(ii) payments may be made at any time, and (iii) a balloon payment is due on February 16, 1995. The note has an initial annual interest rate of 2%. On February 16, 1995, the note became due and subsequently was extended for six months at an annual interest rate of 9%. Since August 16, 1995, the note has been extended nine times through August 16, 2000. No principal payments have been made on this note, but partial interest payments have been made in 1995 through 2000. Accrued interest on this note was $419,661, as of March 31, 2000, and $415,952, $375,069, $290,518, $194,456, $108,593, $58,158 and $27,078 as of
December 31, 1999, 1998, 1997, 1996, 1995, 1994 and 1993 respectively.


NOTE 8--RELATED PARTY TRANSACTIONS

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 8--RELATED PARTY TRANSACTIONS - continued

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


NOTE 9--STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Studio City Holding Corporation immediately after the Merger and as of December 31, 1996 (See Note 17) had 150,000,000 shares authorized, issued and outstanding with a par value of $.01 per share. Upon the Merger, Larry D. Faw, the principal stockholder converted 100,000,000 shares of common stock into 10,000,000 shares of Class A Preferred Stock and 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock. Additionally, the former stockholders of CVT exchanged their shares for 9,123,250 shares of common stock. Additionally, some shareholders elected the option to exchange their common shares for Class B Preferred Stock (10 shares of common for 1 share of Class B Preferred Stock). 18,258,340 shares of common stock were exchanged for 1,825,834 shares of Class B Preferred Stock. Additional shares of common were issued during 1997 and 1998. As of March 31, 2000 and December 31, 1999 and 1998, there were 31,057,001 shares issued and outstanding. The par value was amended to $.002 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 10,000,000 shares of Class A Preferred Stock. This is the amount of shares issued and outstanding as of March 31, 2000 and December 31, 1999 and 1998. The par value is $.0001 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 1,000,000 shares of Class B Preferred Stock. He previously had 1,000,000 shares prior to this conversion. Additionally, other stockholders exchanged common stock for 1,825,834 shares of Class B Preferred Stock. As of March 31, 2000 and December 31, 1999 and 1998, there were 3,825,834 shares issued and outstanding. The par value is $.0001 per share.

Fawnsworth International Pictures Corporation has 500,000 shares authorized. The par value is $.01 per share. There were 491,150 shares issued and outstanding as of March 31, 2000 and and December 31, 1999 and 1998 with Studio City being the registered beneficial owner.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 9--STOCKHOLDERS' EQUITY - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 10--TRADEMARKS, COPYRIGHTS AND LICENSES

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


NOTE 11--EMPLOYEES, EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFITS

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


NOTE 12--ADDITIONAL CONTINGENT PAYMENTS

As of March 31, 2000, the Company was obligated to make future contingent payments under research and development contracts, which are based upon actual utilization of certain intellectual properties in pre-publication, published or cinematic form. These contingent payments will continue for an indeterminable length of time, and will be payable in all cases at the time of funding for each respective project. Under certain of these contracts, the Company is obligated to pay royalties ranging from 1.5% to 5% of the gross net profits which are distributable from the commercialization and merchandising of these properties.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS - continued

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


NOTE 13--EMPLOYEE INCENTIVE STOCK OPTION PLAN

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 14--INCOME TAXES

The Company and its subsidiaries have filed separate corporate income tax returns since each corporation's inception through December 31, 1999. As of March 31, 2000, there have been no timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. As of December 31, 1999, the Company and its subsidiaries each have available net operating loss carryforwards for federal and state income tax purposes (which are the same amount) that will be available to offset future taxable income of the Company. If unused, net operating loss carryforwards expire after 15 years (20 years after 1997). The loss carryforwards are summarized as follows:

           Year         Year        Studio City          All
         Incurred      Expires     Holding Corp.     Subsidiaries     Combined
         --------      -------     -------------     ------------     --------
           1991          2006        $ 15,596          $19,859        $ 35,455
           1992          2007          24,000           33,999          57,999
           1993          2008          63,543            9,866          73,409
           1994          2009         158,468           13,706         172,174
           1995          2010         309,995            6,583         316,578
           1996          2011         496,761           61,450         558,211
           1997          2012         451,666          120,840         572,506
           1998          2018         489,105           34,378         523,483
           1999          2019         556,889           92,762         649,651


NOTE 15--RENTALS UNDER OPERATING LEASES

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

          Year Ending December 31,                        Amount
          ------------------------                       --------
                    2000                                 $ 53,084
                    2001                                   44,199
                    2002                                    2,177
                Later Years                                -0-
                                                         --------
                                                         $ 99,460
                                                         ========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 16--CHANGING ECONOMIC CONDITIONS AND SUBSEQUENT EVENTS

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


NOTE 17--MERGER

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 17--MERGER - continued

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


NOTE 18--PENDING LITIGATION

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH MARCH 31, 2000

NOTE 18--PENDING LITIGATION - continued

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

In March 2000, the Company agreed to a mediated settlement. The Settlement Agreement With Prejudice became effective April 11, 2000. In the settlement agreement, the Company would have complete ownership of all video footage associated with the "Zoo Toonz" video series with music. The project included some original music created by other members of the joint venture. The Company has the right and direct ownership of all compiled music videos, and the right to exploit 28 musical compositions for a period which would end April 2030. The Company and its joint venture partner will receive 100% of the revenues produced from the sales associated with the musical products as originally produced for a period ending in 2030, and 100% of the revenues from and for perpetuity all Zoo Toonz products, including new music produced from various new master recordings of Zoo Toonz recordings.


NOTE 19--LOANS FROM MINORITY STOCKHOLDERS

During 1998, 1999 and 2000, various minority stockholders loaned the Company money. These unsecured, short-term (less than one year) loans accrue interest at 10% per annum. The total amounts outstanding are $964,388, $888,784 and $328,000 as of March 31, 2000 and December 31, 1999 and 1998 respectively. Accrued interest payable on these loans are $97,665, $74,631 and $10,653 as of March 31, 2000 and December 31, 1999 and 1998 respectively.


NOTE 20--EQUITY SECURITIES SUBJECT TO RESCISSION

Common stock was issued during 1996, 1997 and 1998 without compliance with registration requirements of the federal and state securities laws. As a result, these securities may have rescission rights. Accordingly, the potential rescission liability has been classified outside of permanent stockholders' equity, under the caption "Equity Securities Subject To Rescission". This amount is $432,176 as of December 31, 1996, $913,599 as of December 31, 1997,
$1,003,100 as of December 31, 1998, and 1999 and March 31, 2000. The likelihood of the exercising of these rescission rights is considered to be remote, and therefore, interest has not been accrued and included as an additional liability amount. But the interest is considered to be a contingent liability of the Company and based on a 10% annual interest rate, amounts to approximately $36,000 as of December 31, 1996, $98,000 as of December 31, 1997, $198,000 as of
December 31, 1998, $298,000 as of December 31, 1999 and $323,000 as of March 31,
2000. When the rescission rights expire, the respective amounts will be reclassified as permanent equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following information should be read in conjunction with the unaudited consolidated condensed financial statements included herein. The Company filed its first Quarterly Report on August 15, 1999. The Company filed its first Annual Report on April 20, 2000. The attached financial statements represent quarterly reports from inception to March 31, 2000. The Company has broadened its operations to include the development of non-entertainment businesses. Management is currently reviewing and preparing updated business plans to complement new business opportunities. The purpose of this effort is to add value to the Company and its subsidiaries and to create core activities that will increase and maintain revenues for an extended period of time. See Item 1.

RESULTS OF OPERATIONS

Revenues. The Company's cash flow derived from providing debt, equity, or debt/equity financing to its subsidiaries. The operating results have fluctuated in the past and may fluctuate significantly in the future as well as a result of a variety of factors, some of which are outside the Company's control. In response to the demand for entertainment products, the Company has recently introduced a plan to create new product lines and to fully develop various intellectual properties. The Company expects that it will continue to have net losses at least through December 31, 2000. There is no guarantee that the Company can fully capitalize it operations.

Three months ended March 31, 2000, compared to three months ended March 31, 1999

Cash flow increased from $135,737 to $137,282 for the three months ended
March 31, 2000. The increase is primary attributable to increases in short-term financing and book sales offset by an increase in the cost of operations as the Company prepares for its primary stock offering.

The increase in expenses is due to the associated administrative costs and pre-public offering costs.

Book sales were prepaid in the fourth quarter of 1999 and not anticipated until the third quarter of 2000.

Total expenses increased $1,545 to $137,282 for the three months ended March 31, 2000. The increase is primarily attributable to an increase in other expenses, selling, general and administrative.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies from operations and from financing activities, (offset by cash flow from short-term borrowings) during the three months ended March 31, 2000.

There was no income during the quarter ended March 31, 2000, which was primarily due to a decrease in revenue from book sales. The Company has continued to incur debt through short-term financing activities through officers, stockholders and affiliates. The Company anticipates the continuance of short-term financing until capital is created through a primary stock offering, mezzanine financing and/or equity capitalization. There is no assurance that the Company will achieve the level of capitalization needed to sustain its operations, however, new business opportunities may allow the Company to re-capitalize through joint venture associations.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2000, the Company agreed to a mediated settlement with Lisa Moody/Tin Woman Music. The Settlement Agreement With Prejudice became effective on April 11, 2000. In the settlement agreement, the Company would have complete ownership of all video footage associated with the "Zoo Toonz" a video series with music. The project included some original music created by Moody. The Company has the right and direct ownership of all compiled music videos and the right to exploit 28 musical compositions for a period ending in April 2030. The Company and Quagga Television Partners, L.P. (its associated joint venture partner) will receive 100% of the revenues produced from the sales associated with the musical products as originally produced for a period ending in 2030, and, 100% of the revenues from and for perpetuity of all Zoo Toonz products, including new music produced from various new master recordings which are produced by new producers of Zoo Toonz recordings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27.  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STUDIO CITY HOLDING CORPORATION
                                          [Registrant]



Date: May 22, 2000              BY: /s/ Larry D. Faw
      --------------------          -----------------------------
                                        Larry D. Faw
                                        Chairman and President
                                        (Principal Financial/Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Page No.          Description

27                                  Financial Data Schedule