Form 10QSB
period 2000-06-30
STUDIO CITY HOLDING CORP
filed 2000-08-15
CIK 1069067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from               to
                                                -------------    --------------

         Commission file number:  0-26197

                        STUDIO CITY HOLDING CORPORATION
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)


             New York                                  13-322-7032
   -----------------------------               ----------------------------
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

                         Yes  [X]             No [ ]


         The number of outstanding shares of the issuer's common stock, $0.002 par value, as of May 1, 2000 was 32,557,001.

                               TABLE OF CONTENTS


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ......................................................................    3

         Independent Accountant's Report ...........................................................    4

         Consolidated Balance Sheets as of December 31, 1999
                  and June 30, 2000 ................................................................    5

         Consolidated Statements of Operations
                  for the Six Month Periods Ended
                  June 30, 2000 and 1999 ...........................................................    6

         Consolidated Statements of Changes in Stockholders' Equity ................................    7

         Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended
                  June 30, 2000 and 1999 ...........................................................    8

         Notes to Unaudited Consolidated Financial Statements ......................................    9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


                                   PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS............................................................................

ITEM 2 CHANGES IN SECURITIES........................................................................

ITEM 5 OTHER INFORMATION............................................................................


INDEX TO EXHIBITS...................................................................................

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Studio City Holding Corporation, a New York corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

                        STUDIO CITY HOLDING CORPORATION
                                AND SUBSIDIARIES

                     Independent Accountant's Review Report
                                      and
                              Financial Statements

                 October 21, 1991 (Inception) To June 30, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES

October 21, 1991 (Inception) To June 30, 2000

                               TABLE OF CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                                    1


CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                                      2

         CONSOLIDATED STATEMENTS OF OPERATIONS                                            3

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY                       4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                            5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       6

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors and Stockholders
Studio City Holding Corporation


We have reviewed the accompanying consolidated balance sheet of Studio City Holding Corporation (a New York corporation) (a development stage company) and subsidiaries (development stage companies) as of June 30, 2000, and the related consolidated statements of operations for the three and six months then ended, and the changes in stockholders' equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Studio City Holding Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 (including cumulative information from inception October 21, 1991 to December 31, 1999), were audited by us, and we expressed an unqualified opinion on them in our report dated February 28, 2000, but we have not performed any auditing procedures since that date.


Peel, Schatzel & Wells, P.A.
St. Petersburg, Florida

August 11, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,      June 30,        June 30,
                                                                                       1999             1999            2000
                                                                                    -----------     -----------     -----------
                                                                                                    (Unaudited)      (Reviewed)
                                                                                    -----------     -----------     -----------
ASSETS
    Cash and cash equivalents                                                       $    55,843     $   101,480     $    63,445
    Intangible assets (Note 3)                                                           77,315          83,150          77,315
    Investment in joint ventures and stock                                               56,823          56,823       2,560,943
    Prepaid services                                                                      3,469           3,469           3,469
    Office equipment (cost $53,312, $53,009 and $53,312;
      accumulated depreciation $40,480, $36,652 and $44,061)                             12,832          16,357           9,251
    Organization costs (net of accumulated amortization)                                    190             445             189
    Accounts receivable                                                                   5,170           1,636
                                                                                    -----------     -----------     -----------
TOTAL ASSETS                                                                        $   211,642     $   263,360     $ 2,714,612
                                                                                    ===========     ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-majority stockholder                                               $ 1,554,027     $ 1,554,027     $ 1,554,027
    Loans from minority stockholders                                                    888,784         650,491       1,133,384
    Note payable-Hammer Trust                                                                                         2,500,000
    Accrued interest on majority stockholder note                                       415,952         415,910         424,971
    Accrued interest on minority stockholder loans                                       74,631          33,980         123,723
    Accrued interest on Hammer Trust note                                                                                40,068
    Accrued expenses                                                                      7,417             435           3,840
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                             --              --              --
LEASE COMMITMENTS--(Note 15)                                                                 --              --              --
                                                                                    -----------     -----------     -----------
TOTAL LIABILITIES                                                                     2,940,811       2,654,843       5,780,013

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                                     1,003,100       1,003,100       1,006,220

STOCKHOLDERS' EQUITY
    Common stock - par value $.002;
      150,000,000 shares authorized; 31,057,001, 31,057,001 and 32,557,001
      shares issued and outstanding                                                      61,077          61,077          61,077
    Common stock warrants                                                             5,000,000       5,000,000       5,000,000
    Preferred stock--A - par value $.0001;
       10,000,000 shares authorized, issued and outstanding                               1,000           1,000           1,000
    Preferred stock--B - par value $.0001; 10,000,000 shares authorized;
       3,825,834, 3,825,834 and 5,025,834 issued and outstanding                            383             383             383
    Additional paid-in capital                                                        1,392,737       1,392,737       1,392,737
    Deficit accumulated during development stage                                     (2,959,466)     (2,623,780)     (3,298,818)
    Less treasury stock--cost of 400 shares                                              (2,000)                         (2,000)
    Less special distribution to stockholder (Note 3)                                (7,226,000)     (7,226,000)     (7,226,000)
                                                                                    -----------     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                           (3,732,269)     (3,394,583)     (4,071,621)
                                                                                    -----------     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   211,642     $   263,360     $ 2,714,612
                                                                                    ===========     ===========     ===========

See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For The Six Months                  For The Three Months
                                               Cumulative             Ended June 30,                       Ended June 30,
                                             From Inception        2000              1999              2000              1999
                                          October 21, 1991 to   -----------       -----------       -----------       -----------
                                             June 30, 2000      (Reviewed)        (Unaudited)       (Reviewed)        (Unaudited)
                                          -------------------   -----------       -----------       -----------       -----------
INCOME                                        $   331,809       $        50       $        --       $        --       $        --

EXPENSES
    Accounting fees                               149,002            15,793            16,750             3,093            13,600
    Advertising                                    15,972               180
    Amortization--organization costs                1,792
    Auto expenses                                 184,077             7,635             4,384             3,887            (1,430)
    Bad debts                                     167,695
    Bank charges                                    1,966               313               325               185                76
    Commissions                                    36,906
    Consulting fees                               155,794            18,802            15,196            10,587             8,228
    Contributions                                   2,537               835               101               835               101
    Depreciation                                   44,064             3,581             3,331             1,791             1,559
    Dues and publications                          21,389             1,961               609             1,760               417
    Equipment rental                              357,557            37,320            43,002            14,483            21,011
    Insurance                                      23,414
    Interest                                      981,588           159,090            93,267           101,091            48,938
    Legal fees                                    331,730            22,131            54,245            13,211            28,342
    Licenses                                       26,880             2,485             2,383              (100)
    Meals                                          32,867             2,071             1,585             1,035             1,058
    Medical reimbursement--officer                 24,206             1,926                               1,722
    Miscellaneous expenses                         47,980                               2,398                               1,328
    Offering costs                                 32,051
    Office expenses                               158,881            17,127            12,321             9,890             6,332
    Officer compensation                            5,000
    Postage                                        66,599             6,006             3,720             3,540             2,390
    Professional fees                              87,382               750               321               750               321
    Project costs                                 316,735            22,712            40,034            22,712            28,615
    Rent                                          159,842             9,493             4,546             4,934             3,046
    Repairs and maintenance                         1,361                                 249                                  35
    Seminars                                          604
    Telephone expense                              84,252             3,428             2,012             1,512             1,440
    Travel                                         72,856             4,569            12,253             4,569            12,253
    Utilities                                      23,731             1,194               933               633               568
    Wages                                          13,917
                                              -----------       -----------       -----------       -----------       -----------
TOTAL EXPENSES                                  3,630,627           339,402           313,965           202,120           178,228

                                              -----------       -----------       -----------       -----------       -----------
NET LOSS                                      $(3,298,818)      $  (339,352)      $  (313,965)      $  (202,120)      $  (178,228)
                                              ===========       ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER
    COMMON SHARE
    (Basic and Diluted Loss Per Share         -----------       -----------       -----------       -----------       -----------
    are the same--See Note 2)                 $   (0.0174)      $   (0.0107)      $   (0.0102)      $   (0.0063)      $   (0.0057)
                                              ===========       ===========       ===========       ===========       ===========

See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Common Stock
                                                        ------------------------------------------------------------
                                                                                        Additional         Common
                                                           Common                         Paid-In           Stock        Preferred
                                                           Shares          Amount         Capital          Warrants       Stock A
                                                        ------------      --------      -----------      -----------     ---------
Issuance of common stock                                     748,000      $ 11,920      $ 1,138,500      $        --      $    --
Special distribution (Note 3)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1991                                 748,000        11,920        1,138,500               --           --
Issuance of common stock                                     610,201         1,662           72,770
Common shareholder loss for year
     ended December 31, 1992
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1992                               1,358,201        13,582        1,211,270               --           --
Stock split 1 to 100                                     134,461,899
Shares for properties                                                                    (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
     stock and common warrants                            16,749,900         1,675           56,976        5,000,000
Common shareholder loss for year
     ended December 31, 1993
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1993                             152,570,000        15,257          117,242        5,000,000           --
Issuance of common stock                                 (13,420,000)       (1,342)         242,670
Common shareholder loss for year
     ended December 31, 1994
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1994                             139,150,000        13,915          359,912        5,000,000           --
Issuance of common stock                                   4,150,000           415          406,095
Common shareholder loss for year
     ended December 31, 1995
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1995                             143,300,000        14,330          766,007        5,000,000           --
Issuance of common stock                                   6,700,000           670          431,506
Equity securities subject to rescission (Note 20)                             (670)        (431,506)
Common shareholder loss for year
     ended December 31, 1996
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1996                             150,000,000        14,330          766,007        5,000,000           --
Issuance of common stock                                     155,000           310          481,113
Equity securities subject to rescission (Note 20)                             (310)        (481,113)
Common shareholder loss for year
     ended December 31, 1997
Shares issued, exchanged or converted                   (119,126,500)      (11,000)           9,000                         1,000
Merger adjustments                                                          57,747          617,730
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1997                              31,028,500        61,077        1,392,737        5,000,000        1,000
Issuance of common stock                                      28,501            57           89,444
Equity securities subject to rescission (Note 20)                              (57)         (89,444)
Common shareholder loss for year
     ended December 31, 1998
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1998                              31,057,001        61,077        1,392,737        5,000,000        1,000
Cost of 400 shares of common stock
Common shareholder loss for year
     ended December 31, 1999
                                                        ------------      --------      -----------      -----------      -------
Balance at December 31, 1999                              31,057,001        61,077        1,392,737        5,000,000        1,000
Issuance of common and preferred stock                     1,500,000         3,000
Equity securities subject to rescission (Note 20)                           (3,000)
Common shareholder loss for six months
     ended June 30, 2000 (Reviewed)
                                                        ------------      --------      -----------      -----------      -------
Balance at June 30, 2000                                $ 32,557,001      $ 61,077      $ 1,392,737      $ 5,000,000      $ 1,000
                                                        ============      ========      ===========      ===========      =======



                                                                               Deficit
                                                                             Accumulated                  Special
                                                                                During                  Distribution       Total
                                                                Preferred    Development    Treasury         To        Stockholders'
                                                                 Stock B        Stage        Stock      Stockholder       Equity
                                                                ---------    ------------   --------    ------------   ------------
Issuance of common stock                                        $      --    $         --   $     --    $         --   $  1,150,420
Special distribution (Note 3)                                                                             (1,150,000)    (1,150,000)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991                                        (35,455)                                  (35,455)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1991                                           --         (35,455)        --      (1,150,000)       (35,035)
Issuance of common stock                                                                                                     74,432
Common shareholder loss for year
     ended December 31, 1992                                                      (57,999)                                  (57,999)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1992                                           --         (93,454)        --      (1,150,000)       (18,602)
Stock split 1 to 100
Shares for properties                                                                                                    (1,151,004)
Special distribution (Note 3)                                                                             (6,076,000)    (6,076,000)
Issuance of common and preferred
     stock and common warrants                                    671,974                                                 5,730,625
Common shareholder loss for year
     ended December 31, 1993                                                      (73,409)                                  (73,409)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1993                                      671,974        (166,863)        --      (7,226,000)    (1,588,390)
Issuance of common stock                                                                                                    241,328
Common shareholder loss for year
     ended December 31, 1994                                                     (172,174)                                 (172,174)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1994                                      671,974        (339,037)        --      (7,226,000)    (1,519,236)
Issuance of common stock                                                                                                    406,510
Common shareholder loss for year
     ended December 31, 1995                                                     (316,578)                                 (316,578)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1995                                      671,974        (655,615)        --      (7,226,000)    (1,429,304)
Issuance of common stock                                                                                                    432,176
Equity securities subject to rescission (Note 20)                                                                          (432,176)
Common shareholder loss for year
     ended December 31, 1996                                                     (558,211)                                 (558,211)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1996                                      671,974      (1,213,826)        --      (7,226,000)    (1,987,515)
Issuance of common stock                                                                                                    481,423
Equity securities subject to rescission (Note 20)                                                                          (481,423)
Common shareholder loss for year
     ended December 31, 1997                                                     (572,506)                                 (572,506)
Shares issued, exchanged or converted                               1,182                                                       182
Merger adjustments                                               (672,773)                                                    2,704
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1997                                          383      (1,786,332)        --      (7,226,000)    (2,557,135)
Issuance of common stock                                                                                                     89,501
Equity securities subject to rescission (Note 20)                                                                           (89,501)
Common shareholder loss for year
     ended December 31, 1998                                                     (523,483)                                 (523,483)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1998                                          383      (2,309,815)        --      (7,226,000)    (3,080,618)
Cost of 400 shares of common stock                                                            (2,000)                        (2,000)
Common shareholder loss for year
     ended December 31, 1999                                                     (649,651)                                 (649,651)
                                                                ---------    ------------   --------    ------------   ------------
Balance at December 31, 1999                                          383      (2,959,466)    (2,000)     (7,226,000)    (3,732,269)
Issuance of common and preferred stock                                120                                                     3,120
Equity securities subject to rescission (Note 20)                    (120)                                                   (3,120)
Common shareholder loss for six months
     ended June 30, 2000 (Reviewed)                                              (339,352)                                 (339,352)
                                                                ---------    ------------   --------    ------------   ------------
Balance at June 30, 2000                                        $     383    $ (3,298,818)  $ (2,000)   $ (7,226,000)  $ (4,071,621)
                                                                =========    ============   ========    ============   ============


See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     For The Six Months Ended
                                                                                  Cumulative                 June 30,
                                                                                From Inception         2000            1999
                                                                              October 21, 1991 to   ---------------------------
                                                                                 June 30, 2000      (Reviewed)      (Unaudited)
                                                                              -------------------   -----------     -----------
OPERATING ACTIVITIES
    Net loss                                                                      $(3,298,818)      $  (339,352)    $  (313,965)
    Amortization and depreciation                                                      45,856             3,581           3,331
    Changes in operating assets and liabilities:
          Increase in prepaid services                                                 (1,024)
          Increase in organizational costs                                             (1,860)
          Decrease in accounts receivable                                                                 5,170           5,809
    Increase (decrease) in accrued expenses                                             2,837            (4,580)        (30,870)
    Increase in accrued interest payable                                              588,762            98,179          40,841
    Decrease in intangible assets                                                      19,750

                                                                                  -----------       -----------     -----------
Net cash used in operating activities                                              (2,644,497)         (237,002)       (294,854)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America                                          (12,000)
    Investment in joint ventures and stocks                                           (56,823)
    Acquisition of equipment                                                          (53,312)                             (501)
    Acquisition of properties                                                         (97,066)                           (5,834)

                                                                                  -----------       -----------     -----------
Net cash used in investing activities                                                (219,201)               --          (6,335)

FINANCING ACTIVITIES
    Borrowings from stockholders                                                    1,206,124           244,604         322,491
    Proceeds for issuance of common stock                                           1,817,036
    Repayment of stockholders loans                                                   (72,737)
    Loan to affiliated company                                                        (21,280)
    Purchase of 400 shares of common stock                                             (2,000)

                                                                                  -----------       -----------     -----------
Net cash provided by financing activities                                           2,927,143           244,604         322,491

                                                                                  -----------       -----------     -----------
Cash and cash equivalents - increase                                                   63,445             7,602          21,302

Cash and cash equivalents - Beginning                                                      --            55,843          80,178

                                                                                  -----------       -----------     -----------
Cash and cash equivalents - Ending                                                $    63,445       $    63,445     $   101,480
                                                                                  ===========       ===========     ===========

Supplemental Disclosures of Cash Flow Information:
                                                                                  -----------       -----------     -----------
    Cash paid for interest                                                        $   392,826       $    60,912     $    52,426
                                                                                  ===========       ===========     ===========
    Noncash financing transaction:
      Value of Studio City shares                                                 -----------       -----------     -----------
      issued for services                                                         $     3,647       $        --     $        --
                                                                                  ===========       ===========     ===========
      Investment in Hammer Trust in the year 2000 was
      financed with a $2,500,000 note, issuance of $3,000
      common stock and $120 preferred stock and a $1,000
      deposit unpaid as of June 30, 2000

See Independent Accountant's Review Report and accompanying notes.

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

The Company formed STUDIO CITY AMUSEMENTS, INC. on November 10, 1994 as a Florida corporation. The Company owns 100% (99.9% in 2000) of the voting stock. Studio City Amusements owns two theatrical musical productions entitled "SLICING UP THE BIG APPLE" and "TINTYPES ON AN INTERGALACTICAL STAGE". Studio City Amusements purpose is to develop and manage entertainment properties, and to develop and produce Specialty Entertainment Projects. During 1999, this entity changed its name to SCA GLOBAL RESOURCES, INC.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

         Year          Net Loss     Weighted Average Shares   Loss Per Share
         ----          --------     -----------------------   --------------
         2000          $339,352            31,595,675            $ (.0107)
         1999          $649,651            31,057,001            $ (.0209)
         1998          $521,483            31,042,751            $ (.0168)
         1997          $572,506            30,950,955            $ (.0185)
         1996          $558,211           146,650,000            $ (.0038)
         1995          $316,578           141,225,000            $ (.0022)
         1994          $172,174           145,703,500            $ (.0012)
         1993          $ 73,409           144,038,550            $ (.0005)
         1992          $ 57,999             1,071,101            $ (.0541)
         1991          $ 35,455               784,000            $ (.0452)

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

This investment represents costs of $6,823 paid by FIPC on behalf of Florida Screen Gems Partners, a partnership of which the FIPC is a partner. The Partnership is in the development stage. The Company has also invested in two Corporations--Environmental Production Systems and Florida Film Investment Company. These investments are recorded at cost for a total of $50,000. In April 2000, the investment in Hammer Trust in the amount of $2,504,120 increased this investment total to $2,560,943 (See Note 21).

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 6--OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER - continued

computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.

NOTE 7--NOTE PAYABLE-MAJORITY STOCKHOLDER

As discussed in Note 3 above, the Company became obligated under the Purchase Agreement to its majority stockholder, Larry D. Faw. The promissory demand note is dated the date of the Purchase Agreement, which is February 16, 1993. The promissory demand note contains the following provisions: (i) due upon demand,
(ii) payments may be made at any time, and (iii) a balloon payment is due on February 16, 1995. The note has an initial annual interest rate of 2%. On February 16, 1995, the note became due and subsequently was extended for six months at an annual interest rate of 9%. Since August 16, 1995, the note has been extended nine times through August 16, 2000. No principal payments have been made on this note, but partial interest payments have been made in 1995 through 2000. Accrued interest on this note was $424,971, as of June 30, 2000, and $415,952, $375,069, $290,518, $194,456, $108,593, $58,158 and $27,078 as of
December 31, 1999, 1998, 1997, 1996, 1995, 1994 and 1993 respectively.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

NOTE 9--STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Studio City Holding Corporation immediately after the Merger and as of December 31, 1996 (See Note 17) had 150,000,000 shares authorized, issued and outstanding with a par value of $.01 per share. Upon the Merger, Larry D. Faw, the principal stockholder converted 100,000,000 shares of common stock into 10,000,000 shares of Class A Preferred Stock and 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock. Additionally, the former stockholders of CVT exchanged their shares for 9,123,250 shares of common stock. Additionally, some shareholders elected the option to exchange their common shares for Class B Preferred Stock (10 shares of common for 1 share of Class B Preferred Stock). 18,258,340 shares of common stock were exchanged for 1,825,834 shares of Class B Preferred Stock. Additional shares of common were issued during 1997 and 1998. As of June 30, 2000, 32,557,001 shares were issued and outstanding. As of December 31, 1999 and 1998, there were 31,057,001 shares issued and outstanding. The par value was amended to $.002 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 10,000,000 shares of Class A Preferred Stock. This is the amount of shares issued and outstanding as of June 30, 2000 and December 31, 1999 and 1998. The par value is $.0001 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 1,000,000 shares of Class B Preferred Stock. He previously had 1,000,000 shares prior to this conversion. Additionally, other stockholders exchanged common stock for 1,825,834 shares of Class B Preferred Stock. As of June 30, 2000, 5,025,834 shares were issued and outstanding. As of December 31, 1999 and 1998, there were 3,825,834 shares issued and outstanding. The par value is $.0001 per share.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 9--STOCKHOLDERS' EQUITY - continued

Fawnsworth International Pictures Corporation has 500,000 shares authorized. The par value is $.01 per share. There were 491,150 shares issued and outstanding as of June 30, 2000 and December 31, 1999 and 1998 with Studio City being the registered beneficial owner.

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

Quagga Entertainment Corporation has one class of common stock and it is voting (one share, one vote). The par value is $.001 per share with 10,000,000 shares authorized and 7,000,000 shares issued and outstanding. Quagga has 5,000,000 shares of Class A Preferred Stock authorized, issued, and outstanding. The par value of the Class A shares is zero. The Class A shares (1) are voting--one share, one vote (2) receive no dividends (3) are not convertible ( 4) are not redeemable (5) are callable at $25.00 per share.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

NOTE 11--EMPLOYEES, EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFITS

The Company has had no full-time employees from inception to date except for Quagga Entertainment Corporation during 1995. The Company has had contractual relationships with independent contractors. Operations are managed by officers, directors, and stockholders who received no monetary compensation through 1999. In the year 2000, the Company began paying consulting fees to certain officers and stockholders. Through June 30, 2000, $8,000 has been paid to the majority stockholder, Larry D. Faw, and $6,464 has been paid to other minority stockholders. The Company has had no employment agreements with key officers from inception to date. However, the Company anticipates entering into employment agreements with key personnel and intends to obtain key-man insurance when the Company emerges from the development stage.

The Company does maintain a medical reimbursement plan whereby the majority stockholder, Larry D. Faw, is reimbursed for his medical costs. This does not include any other family members.

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS

As of June 30, 2000, the Company was obligated to make future contingent payments under research and development contracts, which are based upon actual utilization of certain intellectual properties in pre-publication, published or cinematic form. These contingent payments will continue for an indeterminable length of time, and will be payable in all cases at the time of funding for each respective project. Under certain of these contracts, the Company is obligated to pay royalties ranging from 1.5% to 5% of the gross net profits which are distributable from the commercialization and merchandising of these properties.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS - continued

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

The Company has entered into a series of Joint Venture Agreements with Lisa Moody/Tin Woman Music, Inc. for the creation of music for the first generation of Zoo Toonz. Larry D. Faw and Quagga Television Partners Limited Partnership have contributed capital for these joint ventures. To date, 5 contractual arrangements have been made for the creation of 27 songs for the Zoo Toonz project. The songwriter has been prepaid for the creation of these songs and separate funds have been expended for the production of Recording Masters. A contingent liability passes through to the Company for any profits associated with the usage of these songs, if the songs are utilized.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 14--INCOME TAXES

The Company and its subsidiaries have filed separate corporate income tax returns since each corporation's inception through December 31, 1999. As of June 30, 2000, there have been no timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. As of December 31, 1999, the Company and its subsidiaries each have available net operating loss carryforwards for federal and state income tax purposes (which are the same amount) that will be available to offset future taxable income of the Company. If unused, net operating loss carryforwards expire after 15 years (20 years after 1997). The loss carryforwards are summarized as follows:

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

NOTE 15--RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of the leasing of broadcast television equipment, various computer, video and sound equipment under operating leases that expire over the next three to five years. Due to a cross default by a joint venture partner, a portion of the equipment under two of the leases was repossessed by the lessor for late payment (see note 18 regarding "Zoo Toonz"). The Company has continued making monthly payments on all lease obligations and expects to satisfy all obligations and obtain full use of all equipment under lease.

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
                                                        --------
                                                        $ 99,460
                                                        ========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

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

On July 1, 1996, Studio City Incorporated Holding (a Florida Corporation) and its subsidiaries merged with and into Studio City Holding Corporation (a New York Corporation) in a statutory

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 17--MERGER - continued

merger. The merger transaction was executed in a "like kind" stock exchange, share for share of common stock of Studio City Incorporated Holding for common stock of Studio City Holding Corporation. On October 24, 1996, Studio City Incorporated Holding was dissolved, with the surviving entity being Studio City Holding Corporation. All of the assets and liabilities of Studio City Incorporated Holding and its subsidiaries were merged with and into Studio City Holding Corporation.

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

Secondly, the Company and its subsidiary, Quagga Entertainment Corporation, are defending a challenge to the Companies' rights associated with a joint venture to create, produce, distribute

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000

NOTE 18--PENDING LITIGATION - continued

and exploit an intellectual property entitled "Zoo Toonz", a joint venture where the timeliness of the creation of finished products are in question. Litigation is pending in this matter, and, it has been determined that the products will be completed without the assistance of the joint venture partner. The Company and its financial partners will seek to recoup all of its investment.

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

NOTE 19--LOANS FROM MINORITY STOCKHOLDERS

During 1998, 1999 and 2000, various minority stockholders loaned the Company money. These unsecured, short-term (less than one year) loans accrue interest at 10% per annum. The total amounts outstanding are $1,133,384, $888,784 and $328,000 as of June 30, 2000 and December 31, 1999 and 1998 respectively. Accrued interest payable on these loans are $123,723, $74,631 and $10,653 as of June 30, 2000 and December 31, 1999 and 1998 respectively.

NOTE 20--EQUITY SECURITIES SUBJECT TO RESCISSION

Common stock was issued during 1996, 1997, 1998 and 2000 without compliance with registration requirements of the federal and state securities laws. As a result, these securities may have rescission rights. Accordingly, the potential rescission liability has been classified outside of permanent stockholders' equity, under the caption "Equity Securities Subject To Rescission". This amount is $432,176 as of December 31, 1996, $913,599 as of December 31, 1997,
$1,003,100 as of December 31, 1998, and 1999 and $1,006,220 as of June 30, 2000.
The likelihood of the exercising of these rescission rights is considered to be remote, and therefore, interest has not been accrued and included as an additional liability amount. But the interest is considered to be a contingent liability of the Company and based on a 10% annual interest rate, amounts to approximately $36,000 as of December 31, 1996, $98,000 as of December 31, 1997, $198,000 as of December 31, 1998, $298,000 as of December 31, 1999 and $348,000
as of June 30, 2000. When the rescission rights expire, the respective amounts will be reclassified as permanent equity.

NOTE 21--INVESTMENT IN HAMMER TRUST

In April 2000, Studio City Holding Corporation and Problem Solvers, Incorporated established an irrevocable business royalty trust named "The Hammer Trust-An Irrevocable Business Royalty Trust". Studio City and Problem Solvers are the two principals, each receiving a 50% profit participation and each having the authority to appoint a trustee. Studio City has appointed

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH JUNE 30, 2000


Larry D. Faw, the majority stockholder of Studio City, as its trustee. The purpose of this transaction is to expand the Company's business activities into the management and operation in the production and distribution of crude oil, natural gas, and petroleum products.

Studio City's initial contribution to the trust is the following: $1,000 cash, $2,500,000 promissory demand note payable to the trust accruing interest at 9% per annum, 1,500,000 shares of Studio City's common stock, and 1,200,000 shares of Studio City's Class B Preferred Stock. This investment in trust asset is recorded initially at its cost of $2,504,120 and is included in these financial statements under investments in joint ventures and stock. The cost includes $1,000 cash, $2,500,000 note payable, $3,000 par value of common stock and $120 par value of preferred stock.

Problem Solvers initial contribution to the trust is $1,000 cash plus 2,333,340 shares of Class B Preferred Stock of SCA Global Resources, Inc. Problem Solvers was issued these preferred shares for its efforts in obtaining an agreement for a swap of common stock between SCA Global Resources, Inc. and M & C Oil, Inc. and the transfer of oil and gas reserves to SCA Global. In a related transaction, SCA Global Resources, Inc. completed an acquisition of M & C Oil, Inc. in a share-for-share stock exchange with Wellsprings Investments, Inc., owner of M & C Oil, Inc. The result of this transaction is SCA Global Resources, Inc. received 10,000 shares (100%) of M & C Oil, Inc. and Wellsprings Investments, Inc. received 10,000 shares (.10%) of SCA Global Resources, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following information should be read in conjunction with the unaudited consolidated condensed financial statements included herein. The Company filed its first Quarterly Report on August 15, 1999. The Company filed its first Annual Report on April 20, 2000. The attached financial statements represent quarterly reports from inception to June 30, 2000. The Company has broadened its operations to include the development of non-entertainment businesses. Management is currently reviewing and preparing updated business plans to complement new business opportunities. The purpose of this effort is to add value to the Company and its subsidiaries and to create core activities that will increase and maintain revenues for an extended period of time. See Item 1.

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

Six months ended June 30, 2000, compared to six months ended June 30, 1999

Total revenues decreased from $101,480 to $63,445 for the six months ended June 30, 2000. The decrease is primary attributable to decreases in short-term financing and book sales offset by an increase in the cost of operations as the Company prepares for its primary stock offering.

The increase in expenses is due to the associated administrative costs and pre-public offering costs.

A decrease of earnings ($39,930) is due to the reduction of wholesale Book Sales prior to the year end from Zweig Knights Publishing's entertainment franchise, based on "The Nicholas Stories". The last of the first trilogy ("The Maiden Voyage of Kris Kringle") was published on November 1, 1999, and the second printing of "The Boy With A Wish" was published on October 15, 1999.

Book sales were prepaid in the fourth quarter of 1999 and not anticipated until the third quarter of 2000.

Total expenses increased $25,437 to $339,402 for the six months ended June 30, 2000. The increase is primarily attributable to an increase in Other expenses selling, general and administrative.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies from operations and from financing activities, (offset by cash flow from short-term borrowings from stockholders and affiliates) during the six months ended June 30, 2000.

There was no income during the quarter ended June 30, 2000, which was primarily due to a decrease in revenue from book sales. The Company has continued to incur debt through short-term financing activities through officers, stockholders and affiliates. The Company anticipates the continuance of short-term financing until capital is created through a primary stock offering, mezzanine financing and/or equity capitalization. There is no assurance that the Company will achieve the level of capitalization needed to sustain its operations, however, new business opportunities may allow the Company to re-capitalize through joint venture associations.

RECENT BUSINESS ALLIANCE AND ACQUISITION. In April 2000, the Company completed the formation of a business alliance with Problem Solvers, Incorporated (a Kansas corporation that provides consultation to petroleum companies) to form "The Hammer Trust - An Irrevocable Business Royalty Trust". The Hammer Trust was created to coordinate the acquisition of various types of business operations and disperse revenues generated by acquisitions to Studio City Holding Corporation and Problem Solvers, Incorporated. Upon the creation of The Hammer Trust, the Company issued 1,500,000 shares of Common Stock to the Trust, 1,200,000 shares of Class B Preferred Stock to the Trust, and a promissory demand note of $2,500,000. Problem Solvers, Incorporated provide 2,333,340 shares of Class B Preferred stock of SCA Global Resources, Incorporated (a majority owned subsidiary of Studio City Holding) to The Hammer Trust. Both parties contributed $1,000 in cash, goodwill and business expertise to the alliance. The Hammer Trust is operated on a fifty-fifty (50%-50%) basis, with Larry D. Faw and Hurschel Buscher, Esquire serving as Managing Trustee and Trustee, respectfully.

The first acquisition generated by The Hammer Trust was the acquisition of M & C Oil, Incorporated, an owner and operator of gas and oil fields, gas and oil leases, and petroleum product transports.

In April 2000, SCA Global Resources, Incorporated (a majority owned subsidiary of the Company) completed the acquisition of M & C Oil, Incorporated (a Nebraska corporation operating as a foreign corporation in Kansas). SCA Global Resources received all of M & C Oil's stock and assets for 10,000 shares of common stock of SCA Global Resources.

M & C Oil owns certain oil and gas leases in Kansas with 22 existing oil wells and 812 existing gas wells with proven reserves based on preliminary engineering summaries to be a minimum of 2,100,000 million barrels of crude oil to a maximum (if fully produced) 8,000,000 barrels of crude oil. Preliminary projections of both shale and weir gas reserves exceed 23,439,000,000 cubic feet of gas. SCA Global Resources is currently preparing an inventory of each well and well field (which includes pump jacks, drilled and piped footage, electric plants, oil reservoirs, drilling apparatus, gas lines, and assorted materials needed for the operation of each well). Upon the completion of the inventory concerning the properties, a more complete report will be filed by amendment.

SCA Global Resources' current business plan for the remainder of the year will be to prepare a status report for each well and each well field. It is anticipated that SCA Global Resources will utilize advanced production formulas which will encompass the operation of a minimum of five wells per acre plat. It is projected that ten plats will be reviewed, re-worked (if necessary) and operational by the end of 2001 with the remainder well fields to become operational in units of fifty plats per year. The gas fields leases encompass approximately 3,500 acres and the oil field leases encompass approximately 650 acres. The Company's current business plan revolves around the reactivation of existing wells, and there are no current plans for drilling new wells.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2000, the Company agreed to a mediated settlement with Lisa Moody/Tin Woman Music, which became effective on April 11, 2000. In the settlement agreement, the Company would have complete ownership of all video footage associated with the "Zoo Toonz" a video series with music. The project included some original music created by Moody. The Company has the right and direct ownership of all compiled music videos, the right to exploit 28 musical compositions for a period ending in April 2030. The Company, Quagga Television Partners, L.P., and its associated joint venture partners will receive 100% of the revenues produced from the sales associated with the musical products as originally produced for a period ending in 2030, and, 100% of the revenues from and for perpetuity of all Zoo Toonz products, including new music produced from various new master recordings which are produced by new producers of Zoo Toonz recordings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27. Financial Data Schedule (for SEC use only)

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


                         STUDIO CITY HOLDING CORPORATION
                                           [Registrant]





August 14, 2000               /s/:          LARRY D. FAW
                              --------------------------------------------
                                            Larry D. Faw
                                       Chairman and President
                              (Principal Financial/Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Page No.        Description

   27                             Financial Data Schedule (For SEC use only)