Form 10QSB
period 2000-09-30
STUDIO CITY HOLDING CORP
filed 2000-11-21
CIK 1069067

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                       ----------------------------------



                                 FORM 10 - QSB


                       ----------------------------------


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




         For Quarter Ended September 30, 1999

         Commission File Number: 0-26197


                        STUDIO CITY HOLDING CORPORATION
                        -------------------------------
             (Exact name of Registrant as specified in its Charter)


         NEW YORK                                           EIN: 13-322-7032
         --------                                           ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


                           14400 Southwest 46th Court
                              Ocala, Florida 34473
                           --------------------------
              (Address of principal executive offices) (zip code)


                                (352) 347 -3947
                                ---------------
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES [X]           NO [ ]


The number of outstanding shares of common stock, $0.002 par value, as of September 30, 2000, was 32,557,001.




===============================================================================

                                     INDEX


PART ONE - FINANCIAL INFORMATION

ITEM 1.  Consolidated Condensed Financial Statements

         Balance Sheets as of
                  September 30, 2000, December 31, 1999 and
                  accumulative from inception.............................  3

         Statements of Income (Loss) as of
                  September 30, 2000, December 31, 1999 and
                  accumulative from inception.............................  4

         Stockholders' Equity as of
                  September 30, 2000, December 31, 1999 and
                  accumulative from inception.............................  5

         Notes to Consolidated condensed financial statements.............  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition...... 18

PART TWO - OTHER INFORMATION.............................................. 22

SIGNATURES................................................................ 23

                         STUDIO CITY HOLDING CORPORATION
                                AND SUBSIDIARIES

                     Independent Accountant's Review Report
                                       and
                              Financial Statements

               October 21, 1991 (Inception) To September 30, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES

October 21, 1991 (Inception) To September 30, 2000



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

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors and Stockholders
Studio City Holding Corporation


We have reviewed the accompanying consolidated balance sheet of Studio City Holding Corporation (a New York corporation) (a development stage company) and subsidiaries (development stage companies) as of September 30, 2000, and the related consolidated statements of operations for the three and nine months then ended, and the changes in stockholders' equity, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Studio City Holding Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 (including cumulative information from inception October 21, 1991 to December 31, 1999), were audited by us, and we expressed an unqualified opinion on them in our report dated February 28, 2000, but we have not performed any auditing procedures since that date.




Peel, Schatzel & Wells, P.A.
St. Petersburg, Florida

November 14, 2000

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                               December 31,       September 30,      September 30,
                                                                                   1999              1999               2000
                                                                               -------------      -------------      -------------
                                                                                                  (Unaudited)        (Reviewed)
ASSETS
    Cash and cash equivalents                                                  $      55,843      $     139,048      $      37,404
    Intangible assets (Note 3)                                                        77,315             83,150             77,315
    Investment in joint ventures and stock                                            56,823             56,823          2,560,943
    Prepaid services                                                                   3,469              3,469              4,911
    Office equipment (cost $53,312, $53,316 and $53,312;
      accumulated depreciation $40,480, $39,141 and $45,408)                          12,832             14,175              7,904
    Organization costs (net of accumulated amortization)                                 190                445                189
    Accounts receivable                                                                5,170              1,636
                                                                               -------------      -------------      -------------
TOTAL ASSETS                                                                   $     211,642      $     298,746      $   2,688,666
                                                                               =============      =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Note payable-majority stockholder                                          $   1,554,027      $   1,554,027      $   1,554,027
    Loans from minority stockholders                                                 888,784            821,993          1,233,584
    Note payable-Hammer Trust                                                                                            2,500,000
    Accrued interest on majority stockholder note                                    415,952            422,151            434,270
    Accrued interest on minority stockholder loans                                    74,631             34,415            153,561
    Accrued interest on Hammer Trust note                                                                                   96,780
    Accrued expenses                                                                   7,417                                21,758
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                          --                 --                 --
LEASE COMMITMENTS--(Note 15)                                                              --                 --                 --
                                                                               -------------      -------------      -------------
TOTAL LIABILITIES                                                                  2,940,811          2,832,586          5,993,980

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                                  1,003,100          1,003,100          1,006,220

STOCKHOLDERS' EQUITY
    Common stock - par value $.002;
      150,000,000 shares authorized; 31,057,001, 31,057,001 and 32,557,001
      shares issued and outstanding                                                   61,077             61,077             61,077
    Common stock warrants                                                          5,000,000          5,000,000          5,000,000
    Preferred stock--A - par value $.0001;
       10,000,000 shares authorized, issued and outstanding                            1,000              1,000              1,000
    Preferred stock--B - par value $.0001; 10,000,000 shares authorized;
       3,825,834, 3,825,834 and 5,025,834 issued and outstanding                         383                383                383
    Additional paid-in capital                                                     1,392,737          1,392,737          1,392,737
    Deficit accumulated during development stage                                  (2,959,466)        (2,766,137)        (3,538,731)
    Less treasury stock--cost of 400 shares                                           (2,000)                               (2,000)
    Less special distribution to stockholder (Note 3)                             (7,226,000)        (7,226,000)        (7,226,000)
                                                                               -------------      -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                        (3,732,269)        (3,536,940)        (4,311,534)
                                                                               -------------      -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     211,642      $     298,746      $   2,688,666
                                                                               =============      =============      =============

See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For The Nine Months                For The Three Months
                                           Cumulative             Ended September 30,                 Ended September 30,
                                         From Inception         2000              1999              2000               1999
                                       October 21, 1991 to   -----------       -----------       -----------       -----------
                                       September 30, 2000    (Reviewed)        (Unaudited)       (Reviewed)        (Unaudited)
                                       ---------------------------------------------------------------------------------------
INCOME                                     $   331,809       $        50       $        --       $        --       $        --

EXPENSES
    Accounting fees                            155,931            22,722            19,475             3,093            13,600
    Advertising                                 16,347               555
    Amortization--organization costs             1,792
    Auto expenses                              188,112            11,670             6,755             3,887            (1,430)
    Bad debts                                  167,695
    Bank charges                                 2,023               370               401               185                76
    Commissions                                 36,906
    Consulting fees                            165,781            28,789            16,682            10,587             8,228
    Contributions                                2,682               980               651               835               101
    Depreciation                                45,410             4,927             5,820             1,791             1,559
    Dues and publications                       24,298             4,870             2,766             1,760               417
    Equipment rental                           372,496            52,259            74,588            14,483            21,011
    Insurance                                   23,414
    Interest                                 1,102,105           279,607           146,575           101,091            48,938
    Legal fees                                 345,277            35,678            67,538            13,211            28,342
    Licenses                                    27,141             2,746             2,383              (100)
    Meals                                       33,846             3,050             2,618             1,035             1,058
    Medical reimbursement--officer              26,271             3,991                               1,722
    Miscellaneous expenses                      47,980                               3,244                               1,328
    Offering costs                              32,051
    Office expenses                            161,544            19,790            19,262             9,890             6,332
    Officer compensation                         5,000
    Postage                                     69,334             8,741             8,610             3,540             2,390
    Professional fees                           92,382             5,750               521               750               321
    Project costs                              360,238            66,215            51,172            22,712            28,615
    Rent                                       164,139            13,790             7,591             4,934             3,046
    Repairs and maintenance                      1,993               632               249                                  35
    Seminars                                       604
    Telephone expense                           85,993             5,169             3,866             1,512             1,440
    Travel                                      72,916             4,629            13,843             4,569            12,253
    Utilities                                   24,922             2,385             1,712               633               568
    Wages                                       13,917
                                           -----------       -----------       -----------       -----------       -----------
TOTAL EXPENSES                               3,870,540           579,315           456,322           202,120           178,228
                                           -----------       -----------       -----------       -----------       -----------
NET LOSS                                   $(3,538,731)      $  (579,265)      $  (456,322)      $  (202,120)      $  (178,228)
                                           ===========       ===========       ===========       ===========       ===========

EARNINGS (LOSS) PER
    COMMON SHARE
    (Basic and Diluted Loss Per Share
    are the same--See Note 2)              -----------       -----------       -----------       -----------       -----------
                                           $   (0.0181)      $   (0.0181)      $   (0.0147)      $   (0.0062)      $   (0.0057)
                                           ===========       ===========       ===========       ===========       ===========

See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              Common Stock
                                                     --------------------------------------------------------------
                                                                                        Additional        Common
                                                         Common                          Paid-In          Stock         Preferred
                                                         Shares          Amount          Capital         Warrants        Stock A
                                                     -------------     -----------     -----------     ------------    -----------
Issuance of common stock                                   748,000     $    11,920     $ 1,138,500     $         --    $        --
Special distribution (Note 3)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1991                               748,000          11,920       1,138,500               --             --
Issuance of common stock                                   610,201           1,662          72,770
Common shareholder loss for year
     ended December 31, 1992
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1992                             1,358,201          13,582       1,211,270               --             --
Stock split 1 to 100                                   134,461,899
Shares for properties                                                                   (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
     stock and common warrants                          16,749,900           1,675          56,976        5,000,000
Common shareholder loss for year
     ended December 31, 1993
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1993                           152,570,000          15,257         117,242        5,000,000             --
Issuance of common stock                               (13,420,000)         (1,342)        242,670
Common shareholder loss for year
     ended December 31, 1994
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1994                           139,150,000          13,915         359,912        5,000,000             --
Issuance of common stock                                 4,150,000             415         406,095
Common shareholder loss for year
     ended December 31, 1995
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1995                           143,300,000          14,330         766,007        5,000,000             --
Issuance of common stock                                 6,700,000             670         431,506
Equity securities subject to rescission (Note 20)                             (670)       (431,506)
Common shareholder loss for year
     ended December 31, 1996
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1996                           150,000,000          14,330         766,007        5,000,000             --
Issuance of common stock                                   155,000             310         481,113
Equity securities subject to rescission (Note 20)                             (310)       (481,113)
Common shareholder loss for year
     ended December 31, 1997
Shares issued, exchanged or converted                 (119,126,500)        (11,000)          9,000                           1,000
Merger adjustments                                                          57,747         617,730
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1997                            31,028,500          61,077       1,392,737        5,000,000          1,000
Issuance of common stock                                    28,501              57          89,444
Equity securities subject to rescission (Note 20)                              (57)        (89,444)
Common shareholder loss for year
     ended December 31, 1998
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1998                            31,057,001          61,077       1,392,737        5,000,000          1,000
Cost of 400 shares of common stock
Common shareholder loss for year
     ended December 31, 1999
                                                     -------------     -----------     -----------     ------------    -----------
Balance at December 31, 1999                            31,057,001          61,077       1,392,737        5,000,000          1,000
Issuance of common and preferred stock                   1,500,000           3,000
Equity securities subject to rescission (Note 20)                           (3,000)
Common shareholder loss for nine months
     ended September 30, 2000 (Reviewed)
                                                     -------------     -----------     -----------     ------------    -----------
Balance at September 30, 2000                        $  32,557,001     $    61,077     $ 1,392,737     $  5,000,000    $     1,000
                                                     =============     ===========     ===========     ============    ===========

                                                                       Deficit
                                                                     Accumulated                       Special
                                                                       During                        Distribution         Total
                                                      Preferred      Development       Treasury           To          Stockholders'
                                                       Stock B          Stage           Stock        Stockholder         Equity
                                                     -----------     -----------     -----------     ------------     -----------
Issuance of common stock                             $        --     $        --     $        --     $         --     $ 1,150,420
Special distribution (Note 3)                                                                          (1,150,000)     (1,150,000)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991                               (35,455)                                         (35,455)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1991                                  --         (35,455)             --       (1,150,000)        (35,035)
Issuance of common stock                                                                                                   74,432
Common shareholder loss for year
     ended December 31, 1992                                             (57,999)                                         (57,999)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1992                                  --         (93,454)             --       (1,150,000)        (18,602)
Stock split 1 to 100
Shares for properties                                                                                                  (1,151,004)
Special distribution (Note 3)                                                                          (6,076,000)     (6,076,000)
Issuance of common and preferred
     stock and common warrants                           671,974                                                        5,730,625
Common shareholder loss for year
     ended December 31, 1993                                            (73,409)                                          (73,409)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1993                             671,974        (166,863)             --       (7,226,000)     (1,588,390)
Issuance of common stock                                                                                                  241,328
Common shareholder loss for year
     ended December 31, 1994                                            (172,174)                                        (172,174)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1994                             671,974        (339,037)             --       (7,226,000)     (1,519,236)
Issuance of common stock                                                                                                  406,510
Common shareholder loss for year
     ended December 31, 1995                                            (316,578)                                        (316,578)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1995                             671,974        (655,615)             --       (7,226,000)     (1,429,304)
Issuance of common stock                                                                                                  432,176
Equity securities subject to rescission (Note 20)                                                                        (432,176)
Common shareholder loss for year
     ended December 31, 1996                                            (558,211)                                        (558,211)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1996                             671,974      (1,213,826)             --       (7,226,000)     (1,987,515)
Issuance of common stock                                                                                                  481,423
Equity securities subject to rescission (Note 20)                                                                        (481,423)
Common shareholder loss for year
     ended December 31, 1997                                            (572,506)                                        (572,506)
Shares issued, exchanged or converted                      1,182                                                              182
Merger adjustments                                      (672,773)                                                           2,704
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1997                                 383      (1,786,332)             --       (7,226,000)     (2,557,135)
Issuance of common stock                                                                                                   89,501
Equity securities subject to rescission (Note 20)                                                                         (89,501)
Common shareholder loss for year
     ended December 31, 1998                                            (523,483)                                        (523,483)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1998                                 383      (2,309,815)             --       (7,226,000)     (3,080,618)
Cost of  400 shares of common stock                                                       (2,000)                          (2,000)
Common shareholder loss for year
     ended December 31, 1999                                            (649,651)                                        (649,651)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at December 31, 1999                                 383      (2,959,466)         (2,000)      (7,226,000)     (3,732,269)
Issuance of common and preferred stock                       120                                                            3,120
Equity securities subject to rescission (Note 20)           (120)                                                          (3,120)
Common shareholder loss for nine months
     ended September 30, 2000 (Reviewed)                                (579,265)                                        (579,265)
                                                     -----------     -----------     -----------     ------------     -----------
Balance at September 30, 2000                        $       383     $(3,538,731)    $    (2,000)    $ (7,226,000)    $(4,311,534)
                                                     ===========     ===========     ===========     ============     ===========


See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For The Nine Months Ended
                                                               Cumulative                 September 30,
                                                             From Inception          2000               1999
                                                           October 21, 1991 to   -------------      -------------
                                                            September 30, 2000    (Reviewed)         (Unaudited)
                                                           --------------------  -------------      -------------
OPERATING ACTIVITIES
    Net loss                                                  $  (3,538,731)     $    (579,265)     $    (456,322)
    Amortization and depreciation                                    47,202              4,927              5,820
    Changes in operating assets and liabilities:
      Increase in prepaid services                                   (2,466)            (1,442)
      Increase in organizational costs                               (1,860)
      Decrease in accounts receivable                                                    5,170              5,809
      Increase (decrease) in accrued expenses                        21,758             13,339            (30,870)
      Increase in accrued interest payable                          684,611            194,028             47,082
      Decrease in intangible assets                                  19,750
                                                              -------------      -------------      -------------
Net cash used in operating activities                            (2,769,736)          (363,243)          (428,481)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America                        (12,000)
    Investment in joint ventures and stocks                         (56,823)
    Acquisition of equipment                                        (53,312)                                 (810)
    Acquisition of properties                                       (97,066)                               (5,834)
                                                              -------------      -------------      -------------
Net cash used in investing activities                              (219,201)                --             (6,644)

FINANCING ACTIVITIES
    Borrowings from stockholders                                  1,305,322            344,804            493,995
    Proceeds for issuance of common stock                         1,817,036
    Repayment of stockholders loans                                 (72,737)
    Loan to affiliated company                                      (21,280)
    Purchase of 400 shares of common stock                           (2,000)
                                                              -------------      -------------      -------------
Net cash provided by financing activities                         3,026,341            344,804            493,995
                                                              -------------      -------------      -------------
Cash and cash equivalents - increase                                 37,404            (18,439)            58,870

Cash and cash equivalents - Beginning                                    --             55,843             80,178
                                                              -------------      -------------      -------------
Cash and cash equivalents - Ending                            $      37,404      $      37,404      $     139,048
                                                              =============      =============      =============
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                    -------------      -------------      -------------
                                                              $     417,494      $      86,578      $      99,493
                                                              =============      =============      =============
    Noncash financing transaction:
      Value of Studio City shares                             -------------      -------------      -------------
      issued for services                                     $       3,647      $          --      $          --
                                                              =============      =============      =============
      Investment in Hammer Trust in the year 2000 was
        financed with a $2,500,000 note, issuance of
        $3,000 common stock and $120 preferred stock and
        a $1,000 deposit unpaid as of September 30, 2000

See Independent Accountant's Review Report and accompanying notes.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

Realizing the necessity for expansion, the Company created another subsidiary, POC-IT PUBLISHERS, INCORPORATED (Poc-It). Poc-It was incorporated in the State of Florida on May 3, 1993. The Company owns 100% of the voting stock. This subsidiary was created to assemble, acquire, produce and publish various literary properties owned by Studio City Incorporated Holding.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

    Year        Net Loss        Weighted Average Shares  Loss Per Share
    ----        --------        -----------------------  --------------
    2000        $579,265             31,919,638            $(.0181)
    1999        $649,651             31,057,001            $(.0209)
    1998        $521,483             31,042,751            $(.0168)
    1997        $572,506             30,950,955            $(.0185)
    1996        $558,211            146,650,000            $(.0038)
    1995        $316,578            141,225,000            $(.0022)
    1994        $172,174            145,703,500            $(.0012)
    1993        $ 73,409            144,038,550            $(.0005)
    1992        $ 57,999              1,071,101            $(.0541)
    1991        $ 35,455                784,000            $(.0452)

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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


NOTE 7--NOTE PAYABLE-MAJORITY STOCKHOLDER

As discussed in Note 3 above, the Company became obligated under the Purchase Agreement to its majority stockholder, Larry D. Faw. The promissory demand note is dated the date of the Purchase Agreement, which is February 16, 1993. The promissory demand note contains the following provisions: (i) due upon demand,
(ii) payments may be made at any time, and (iii) a balloon payment is due on February 16, 1995. The note has an initial annual interest rate of 2%. On February 16, 1995, the note became due and subsequently was extended for six months at an annual interest rate of 9%. Since August 16, 1995, the note has been extended nine times through February 16, 2001. No principal payments have been made on this note, but partial interest payments have been made in 1995 through 2000. Accrued interest on this note was $434,270 as of September 30, 2000, and $415,952, $375,069, $290,518, $194,456, $108,593, $58,158 and $27,078
as of December 31, 1999, 1998, 1997, 1996, 1995, 1994 and 1993 respectively.


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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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


NOTE 9--STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Studio City Holding Corporation immediately after the Merger and as of December 31, 1996 (See Note 17) had 150,000,000 shares authorized, issued and outstanding with a par value of $.01 per share. Upon the Merger, Larry D. Faw, the principal stockholder converted 100,000,000 shares of common stock into 10,000,000 shares of Class A Preferred Stock and 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock. Additionally, the former stockholders of CVT exchanged their shares for 9,123,250 shares of common stock. Additionally, some shareholders elected the option to exchange their common shares for Class B Preferred Stock (10 shares of common for 1 share of Class B Preferred Stock). 18,258,340 shares of common stock were exchanged for 1,825,834 shares of Class B Preferred Stock. Additional shares of common were issued during 1997 and 1998. As of September 30, 2000, 32,557,001 shares were issued and outstanding. As of December 31, 1999 and 1998, there were 31,057,001 shares issued and outstanding. The par value was amended to $.002 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 10,000,000 shares of Class A Preferred Stock. This is the amount of shares issued and outstanding as of September 30, 2000 and December 31, 1999 and 1998. The par value is $.0001 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 1,000,000 shares of Class B Preferred Stock. He previously had 1,000,000 shares prior to this

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

conversion. Additionally, other stockholders exchanged common stock for 1,825,834 shares of Class B Preferred Stock. As of September 30, 2000, 5,025,834 shares were issued and outstanding. As of December 31, 1999 and 1998, there were 3,825,834 shares issued and outstanding. The par value is $.0001 per share.

NOTE 9--STOCKHOLDERS' EQUITY - continued

Fawnsworth International Pictures Corporation has 500,000 shares authorized. The par value is $.01 per share. There were 491,150 shares issued and outstanding as of September 30, 2000 and December 31, 1999 and 1998 with Studio City being the registered beneficial owner.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

NOTE 11--EMPLOYEES, EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFITS

The Company has had no full-time employees from inception to date except for Quagga Entertainment Corporation during 1995. The Company has had contractual relationships with independent contractors. Operations are managed by officers, directors, and stockholders who received no monetary compensation through 1999. In the year 2000, the Company began paying consulting fees to certain officers and stockholders. Through September 30, 2000, $14,306 has been paid to the majority stockholder, Larry D. Faw, and $7,776 has been paid to other minority stockholders. The Company has had no employment agreements with key officers from inception to date. However, the Company anticipates entering into employment agreements with key personnel and intends to obtain key-man insurance when the Company emerges from the development stage.

The Company does maintain a medical reimbursement plan whereby the majority stockholder, Larry D. Faw, is reimbursed for his medical costs. This does not include any other family members.

NOTE 12--ADDITIONAL CONTINGENT PAYMENTS

As of September 30, 2000, the Company was obligated to make future contingent payments under research and development contracts, which are based upon actual utilization of certain intellectual properties in pre-publication, published or cinematic form. These contingent payments will continue for an indeterminable length of time, and will be payable in all cases at the time of funding for each respective project. Under certain of these contracts, the Company is obligated to pay royalties ranging from 1.5% to 5% of the gross net profits which are distributable from the commercialization and merchandising of these properties.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

NOTE 13--EMPLOYEE INCENTIVE STOCK OPTION PLAN

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000


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


NOTE 14--INCOME TAXES

The Company and its subsidiaries have filed separate corporate income tax returns since each corporation's inception through December 31, 1999. As of September 30, 2000, there have been no timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. As of December 31, 1999, the Company and its subsidiaries each have available net operating loss carryforwards for federal and state income tax purposes (which are the same amount) that will be available to offset future taxable income of the Company. If unused, net operating loss carryforwards expire after 15 years (20 years after 1997). The loss carryforwards are summarized as follows:

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

regarding "Zoo Toonz"). The Company has continued making monthly payments on all lease obligations and expects to satisfy all obligations and obtain full use of all equipment under lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

               Year Ending December 31,                Amount
               ------------------------               -------
                        2000                          $53,084
                        2001                           44,199
                        2002                            2,177
                    Later Years                           -0-
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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

NOTE 18--PENDING LITIGATION

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

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

NOTE 19--LOANS FROM MINORITY STOCKHOLDERS

During 1998, 1999 and 2000, various minority stockholders loaned the Company money. These unsecured, short-term (less than one year) loans accrue interest at 10% per annum. The total

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

amounts outstanding are $1,233,584, $888,784 and $328,000 as of September 30, 2000 and December 31, 1999 and 1998 respectively. Accrued interest payable on these loans are $153,561, $74,631 and $10,653 as of September 30, 2000 and December 31, 1999 and 1998 respectively.

NOTE 20--EQUITY SECURITIES SUBJECT TO RESCISSION

Common stock was issued during 1996, 1997, 1998 and 2000 without compliance with registration requirements of the federal and state securities laws. As a result, these securities may have rescission rights. Accordingly, the potential rescission liability has been classified outside of permanent stockholders' equity, under the caption "Equity Securities Subject To Rescission". This amount is $432,176 as of December 31, 1996, $913,599 as of December 31, 1997,
$1,003,100 as of December 31, 1998, and 1999 and $1,006,220 as of September 30,
2000. The likelihood of the exercising of these rescission rights is considered to be remote, and therefore, interest has not been accrued and included as an additional liability amount. But the interest is considered to be a contingent liability of the Company and based on a 10% annual interest rate, amounts to approximately $36,000 as of December 31, 1996, $98,000 as of December 31, 1997, $198,000 as of December 31, 1998, $298,000 as of December 31, 1999 and $373,000
as of September 30, 2000. When the rescission rights expire, the respective amounts will be reclassified as permanent equity.

NOTE 21--INVESTMENT IN HAMMER TRUST

In April 2000, Studio City Holding Corporation and Problem Solvers, Incorporated established an irrevocable business royalty trust named "The Hammer Trust-An Irrevocable Business Royalty Trust". Studio City and Problem Solvers are the two principals, each receiving a 50% profit participation and each having the authority to appoint a trustee. Studio City has appointed Larry D. Faw, the majority stockholder of Studio City, as its trustee. The purpose of this transaction is to expand the Company's business activities into the management and operation in the production and distribution of crude oil, natural gas, and petroleum products.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH SEPTEMBER 30, 2000

The result of this transaction is SCA Global Resources, Inc. received 10,000 shares (100%) of M & C Oil, Inc. and Wellsprings Investments, Inc. received 10,000 shares (.10%) of SCA Global Resources, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

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

RESULTS OF OPERATIONS:

Revenues. The Company's cash flow are derived from providing debt, equity, or debt/equity financing to its subsidiaries. The operating results have fluctuated in the past and may fluctuate significantly in the future as well as a result of a variety of factors, some of which are outside the Company's control. In response to the demand for entertainment products, the Company has recently introduced a plan to create new product lines and to fully develop various intellectual properties. The Company expects that it will continue to net losses at least through and including the fourth quarter of 2000 and until March 31, 2001. There is no guarantee that the Company can fully capitalize it operations.

Nine months ended September 30, 2000, compared to Nine months ended September 30, 1999

Total revenues increased from $178,228 to $202,120 for the nine months ended September 30, 2000. The increase is primarily attributable to increases in, short-term financing and Book Sales were offset by a increase in the cost of operations as they Company prepares for its Primary Stock Offering.

The increase of expenses is due to the increase of associated administrative costs and pre-public offering costs.

A decrease of earnings is due to the reduction of wholesale Book Sales prior to the year end from Zweig Knights Publishing's entertainment franchise, based on "The Nicholas Stories". The last of the first trilogy (The Maiden Voyage of Kris Kringle) was published on November 1, 1999, and the second printing of "The Boy With A Wish" was published on October 15, 1999. The first book of the second trilogy (Luigi and the Lost Wish) was published on September 30, 2000 and will be released on November 1, 2000.

Total expenses decreased $19,121 to $225,673 for the nine months ended September 30, 2000. The increase is primarily attributable to a decrease in Other expenses selling, general and administrative.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced cash flow deficiencies from operations and from financing activities, (offset by cash flow from short-term borrowings) during the nine months ended September 30, 2000.

There were no revenues at the end of September 30, 2000, which was primarily due a decrease in revenue from books sales from Zweig Knights Publishing Corporation (a majority owned subsidiary of the Company). The Company has continued to incur debt through short-term financing activities through officers, stockholders and affiliates. The Company anticipates the continuance of short-term financing until capital is created through a Primary stock offering and/or mezzanine financing and/or equity capitalization. There is no assurance that the Company will achieve the level of capitalization needed to sustain its operations, however, new business opportunities may allow the Company to re-capitalize through joint venture associations.

RECENT BUSINESS ALLIANCE AND ACQUISITION.

On November 26, 1999, the Company formed a business alliance with Problem Solvers, Incorporated (a Kansas corporation that provides consultation to petroleum companies) to form "The Hammer Trust - An Irrevocable Business Royalty Trust". The Hammer Trust was created to coordinate the acquisition of various types of business operations and to disperse revenues generated by acquisitions to Studio City Holding Corporation and Problem Solvers, Incorporated. Upon the creation of the Hammer Trust, the Company issued 1,500,000 shares of common stock to the Trust, 1,200,000 shares of Class B Preferred stock to the Trust, and a promissory demand note of $2,500,000. Problem Solvers provided 2,333,340 shares of Class B Preferred stock of SCA Global Resources to the Trust. Both parties contributed $1000 in cash, goodwill and business expertise to the alliance. The Trust is operated on a fifty-fifty basis, with Larry D. Faw and Hurschel Buscher, Esquire serving as Managing Trustee and Trustee, respectfully.

The first acquisition generated by The Hammer Trust was the acquisition of M & C Oil, Incorporated.

In April 2000, SCA Global Resources, Incorporated (a majority owned subsidiary of the Company) completed an acquisition M & C Oil, Incorporated (a Nebraska corporation operating as a foreign corporation in Kansas). SCA Global Resources, Inc. received all of M & C Oil's stock and assets in a stock swap of 10,000 shares of common stock in M & C Oil owned by Wellsprings Investments, Inc. (which represented 100% of M & C Oil's stock) to a minority holding of 10,000 shares of common stock in SCA Global Resources.

M & C Oil owns certain oil and gas leases in Kansas with existing oil wells and existing gas wells. SCA Global Resources is currently preparing an inventory of each well, (i.e. pump jacks, drilled footage with steel piping, electric plants, oil reservoirs, drilling apparatus, gas lines, and assorted materials for the operation of each well). Upon the completion of the inventory, an analysis will be provided through a Petroleum Engineering Report in terms of current industry values. The current report will then be filed by amendment.

SCA Global Resource's current business plan for the remainder of the year will to prepare a status report for each well. The Company's current business plan revolves around the activation of existing wells, and there are no current plans for new drilling wells.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In March of 2000, the Company agreed to a mediated settlement with Lisa Moody/Tin Woman Music. The Settlement Agreement With Prejudice became effective on April 11, 2000. In the settlement agreement, the Company would have complete ownership of all video footage associated with the "Zoo Toonz" a video series with music. The project included some original music created by Moody. The Company has the right and direct ownership of all compiled music videos, the right to exploit 28 musical compositions for a period which would end in April of 2030. The Company and Quagga Television Partners, L.P. (its associated joint venture partner) will receive 100% of the revenues produced from the sales associated with the musical products as originally produced for a period ending in 2030, and, 100% of the revenues from and for perpetuity of all Zoo Toonz products, including new music produced from various new master recordings which are produced by new producers of Zoo Toonz recordings.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote by Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)      Exhibits.

             None.

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


                                       STUDIO CITY HOLDING CORPORATION
                                                 [Registrant]


                                       BY:
                                          -------------------------------------
                                               Larry D. Faw
                                               Chairman and President
                                               (Principal Financial/Accounting
                                               Officer)