Form 10KSB40
period 2000-12-31
STUDIO CITY HOLDING CORP
filed 2001-04-18
CIK 1069067

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------



                          ANNUAL REPORT ON FORM 10-KSB



                          ----------------------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission file number 0-26 197


                        STUDIO CITY HOLDING CORPORATION
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1 0-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the most recent fiscal year were $92,614.

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2000, was approximately $0.

         The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 32,557,001 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

 Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [X]

                        STUDIO CITY HOLDING CORPORATION

                          ANNUAL REPORT ON FORM lO-KSB

                                     INDEX



                                                                           Page
                                                                           ----
                                     PART I

Item 1.    Business                                                          3

Item 2.    Properties                                                        5

Item 3.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               5


                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters          6

Item 6.    Management's Discussion and Analysis and Plan of Operations       6

Item 7.    Financial Statements                                              7

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          7


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant                8

Item 10.   Executive Compensation                                           10

Item 11.   Security Ownership of Certain Beneficial Owners and Management   11

Item 12.   Certain Relationships and Related Transactions                   12

Item 13.   Exhibits, List and Reports on Form 8-K                           14

Signatures                                                                  15

                                     PART I



         This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include the statements about Studio City Holding Corporation's plans and strategies under the headings "Business" and "Management's Discussion and Analysis and Plan of Operations." Although Studio City Holding Corporation believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.


ITEM 1.  BUSINESS

GENERAL

         Studio City Holding Corporation ("Studio City" or the "Company") is a development stage media holding company specializing in the creation of entertainment franchises and the development of its media subsidiaries. Except for certain limited operations, primarily involving the publication of limited first editions of "The Nicholas Stories" a continuing series of children's books and minimal investment in the acquisition of gas and oil leases, the Company's activities to date primarily have consisted of raising capital, obtaining financing, acquiring intellectual properties, and administrative activities relating to the foregoing. Each of its subsidiaries is in the development stage with a limited or no operating history and have generated little or no revenue.

         The Company's business is capital intensive and it expects to incur losses for the foreseeable future as it seeks to develop and grow its business. The Company's plan of operation for 2001 is dependent upon the availability of necessary financing until operations generate sufficient funds to meet anticipated costs and expenses, of which there can be no assurance. The Company anticipates that it will continue to meet its cash requirements through the private sale of securities and from loans and advances from stockholders and management. The Company has no agreement, arrangement or understanding with any person for any financing, so that there can be no assurance that the necessary financing will be available at all or on favorable terms. If necessary financing were not available, the Company's activities would have to be curtailed and its financial position and condition would be adversely affected.

         The Company's corporate offices are located at 153 Stevens Avenue, Mount Vernon, New York 10550, and its principal executive offices are located at 14400 Southwest 46thh Court, Ocala, Florida 34484, where its telephone number is (352) 347-3947. References to the "Company" herein include Studio City Holding Corporation and its consolidated subsidiaries, unless the context otherwise requires.

BACKGROUND

         The Company amended its Articles of Incorporation and By-Laws on June 29, 1996, and subsequently the following changes were made: (i) Name Change from CVT Corporation of America to Studio City Holding Corporation, (ii) scope of business enterprises was expanded, (iii) capitalization was increased from 40,000,000 shares to 75,000,000 shares, which included the authorization of 10,000,000 shares of Preferred Class A stock and 25,000,000 shares of Preferred Convertible Class B, stock both of which having a par value of $1.00 per share,
(iv) service of process for the company as a limited liability company was designated to be the Secretary of State, (v) rights to shares was expanded as follows: each share of common has one vote, each share of preferred A has ten votes, each share of preferred B has cumulative preferential dividends of 12% per annum based on earnings, in liquidation each share of preferred A and B shall receive $.06 per share with preferred A having preference over preferred B, preferred B is convertible to common at a ratio of I preferred to 10 common,
(vi) number of directors shall not be less than three nor more than ten, (vii) shareholders have no preemptive or preferential right to subscribe or purchase shares, and (viii) limitation of shareholder liability.

         The Company merged on July 1, 1996 with Studio City Incorporated. The merger was duly filed and accepted and recorded by the Secretary of State of the State of New York. The plan of merger was submitted to the shareholders of both companies in December of 1994, and, after shareholder approval the merger was duly completed on July 1, 1996. The company filed a Form SB-2 with the Securities and Exchange Commission which became effective on May 26, 1999, and filed a 10-Q on June 30, 1999.

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

         The Company owns a portfolio of intellectual properties and has production rights to numerous other intellectual properties for the creation of products for print, publication, television, recording, and cinematic distribution. The Company has built its business plan through the creation of an internal business incubator system, which creates, finances, develops, produces, distributes and exploits products and product lines through each of its subsidiary operations. Current operations include intellectual properties and projects in various states of completion or development. The Company's operations can be capsulated as follows:

         STUDIO CITY HOLDING CORPORATION provides initial capital, finds/locates/acquires intellectual properties for development, supervises the development of a management and product creation team, oversees the production of its product and product lines, provides business acumen, financial support, administrative logistics, and coordinates the marketing and distribution of the finished product and its ancillary spin-off products.

         ZWEIG KNIGHTS PUBLISHING CORPORATION A class "A" publisher with forty-four titles in its portfolio of intellectual properties to publish. In 1995, the Company contracted Calico Creations and Animation in California to create the "animation key cel art" and "master paintings" for an "entertainment franchise" entitled, "The Nicholas Stories," which is comprised of a continuing series of children's books entitled, "The Boy With a Wish," "The First Flight of St. Nicholas," "The Maiden Voyage of Kris Kringle", and, "Luigi and the Lost Wish".

         The Company has thirteen other subsidiaries that have limited activity in the publishing, motion picture, and software industries. Even though these subsidiaries are beginning to create product and revenue streams, the most important asset besides the intellectual properties is centralization of key personnel who have a vested interest in the development and maximum exploitation of their product lines. These key individuals work as per need and no overhead is carried at the present time for the development and distribution of products. Management feels that with proper capitalization, each subsidiary will stand on its own and create substantial revenues for the stockholders of the Company. Subsequent to the Company's registration with the SEC, which became effective on May 26, 1999, the Company and its subsidiaries have commenced development plans for various intellectual properties.

MARKETING AND PROMOTION

         From inception, the Company has marketed its product lines and operations internally through its officers, directors and special advisors. The Company expects to expand its marketing of the Company through financial marketing companies in New York who are current stockholders of the Company.

         To date, no agreement for outside representation has been completed.

COMPETITION

         The filmed entertainment and television industries are extremely competitive, however the Company expects to be competitive through its intellectual property base. The Company has chosen to focus on the development of single intellectual properties with broad base market potential.

EMPLOYEES

         As of December 31, 2000, Studio City has two salaried employees, each receiving $24,000 per year. Currently, the Company has 9 unsalaried officers, who provide services as needed. Other than Larry D. Faw, none of the Company's officers are covered by a collective bargaining agreement. The Company believes that it has a good relationship with its personnel.


ITEM 2.  DESCRIPTION OF PROPERTY

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


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Studio City's Common Stock and Class B Preferred are registered stock, which are not currently being traded. As of December 31, 2000, there were approximately 550 holders of record of Studio City Common Stock. As of December 31, 2000, there were approximately 110 holders of record of Studio City Class B Preferred Stock.

         Studio City has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Studio City currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, Studio City's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

OVERVIEW

         The following information should be read in conjunction with the consolidated condensed financial statements. The Company filed its first Quarterly Report on August 15, 1999. The attached financial statements represent annual reports from inception to December 31, 2000. The Company has broadened its operations to include the development of non-entertainment businesses. Management is currently reviewing and preparing updated business plans to complement new business opportunities. The purpose of this effort is to add value to the Company and its subsidiaries and to create core activities that will increase and maintain revenues for an extended period of time.

RESULTS OF OPERATIONS

         Revenues. The Company's revenues are intended to be derived from providing debt, equity, or debt/equity financing to its subsidiaries. The operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company expects that it will continue to net losses at least through and including the second quarter of 2001 and until December 31, 2001. There is no guarantee that the Company can fully capitalize its operations.

REVENUES

         The Company has limited revenues and projects that revenues will increase substantially if its products are accepted by consumers for the period of January 1, 2001 through year ending December 31, 2001. The increase in revenues will include significant increases in the sale of existing inventory of the first four Limited First Editions of "The Nicholas Stories" through a majority owned subsidiary, which is consolidated in the Company's financial statements.

         The Company expects operation costs will continue to increase in absolute dollars, as the Company capitalizes itself. There are no guarantees that the Company can increase its capitalization, product lines and revenue base.

PRODUCT DEVELOPMENT

         Total product development expenses for the periods ending December 31, 2000 and 1999 are $107,916 in 2000 and $129,810 in 1999.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased from $565,432 in 1999 to $540,233 in 2000. This increase was primarily attributable to an increase in consulting and professional fees and costs associated with the Company's planned primary offering, which did not take place.

Net Loss

         The lack of significant revenues and higher operating expenditures incurred in the year ending December 31, 2000 has resulted in a net loss of $701,272 in 2000 and $649,651 in 1999. The net loss per share is computed as $0.0209 in 1999 as compared to a net loss of $0.0219 in 2000.

INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 2000 as the Company had a net loss. No provision for income taxes was expected for 2000 other than state minimum taxes as the Company expected to incur a loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations primarily through short-term indebtedness. The Company's operating activities provided cash of approximately $420,805 in 2000 and $888,784 in 1999.

         The Company has curtailed its investing activities with no outside investments. The Company's financing activities provided $420,805 in 2000 and $888,784 in 1999. The term loan which is secured by substantially all of the Company's assets, require that the Company maintain certain financial ratios and requires that revenues produces will cover the costs associated with a public offering.

         The Company is presently pursuing a credit facility and/or bridge financing with several national banks and investment banks, some of which who own shares in the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                         Position
----                         --------

Larry D. Faw             53  Chairman of the Board and President
Vincent J. Neville       68  Vice Chairman of the Board /Chief Executive Officer
Genevieve H. Faw         40  Senior Vice President, Secretary and Director
Andrew C. Rigrod         58  Chief Operations Officer
Walter Johnson Williams  51  Chief Financial Officer
Harry B. Knights         54  Senior Vice President - Operations
Charles H. Flood         50  Senior Vice President - Sales
Wallis M. Spence         52  Senior Vice President - Financial Marketing
James W. Courchaine      69  Senior Vice President - Logistics
John A. Churchill, Jr.   61  Controller

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

         Vincent J. Neville was a director and Senior Vice President of the Company from November 1995 until December 1997, when he became Vice Chairman and Chief Executive Officer. He has served as President of Finest Security Service, Inc., Flushing, New York since 1986, and as President of T. J. Catering, Inc., Flushing, New York since June 1997. Also, Mr. Neville has over twenty years experience in law enforcement as a former Detective with the New York City Police Department, where for eleven years he served as an Investigator and Personal Bodyguard for the District Attorney of Queens County.

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

         Walter Johnson Williams has served as Chief Financial Officer since January 1998. Mr. Williams has served as an adviser to the Company since 1992. Mr. Williams is the President of American Business Econometrics, Inc., an economic consultancy firm he founded in 1983 which publishes The Straight Shooter Newsletter and analyzes government reports through the Shadow Bureau of Government Statistics. He also provides consulting services to major financial institutions and Fortune 500 companies, as well as to private individuals and provides economic commentary to financial newspapers, journals and other publications and radio and television business and finance programs.

         Harry B. Knights has served as Senior Vice President-Operations since March 1998. Mr. Knights also has served as Co-Publisher and Chief Operations Officer of Zweig Knights Publishing Corporation, a majority owned subsidiary, since May 1994. Mr. Knights authored "The Nicholas Stories: The Boy With A Wish, The First Flight of St. Nicholas; The Maiden Voyage of Kris Kringle," "The Spirit of Christmas" and "The Homecoming".

         Charles H Flood has served as Senior Vice President-Sales since October 1996. Mr. Flood also has served as Co-Publisher and President of National Sales of the Eleemosynary/Traditional Publishing Division of Zweig Knights Publishing Corporation since July 1994. Mr. Flood has over twenty years of experience in sales management, product development, marketing, education and publishing. His experience includes custom publishing, interactive CD ROM development, sub-rights and co-publishing for animation, joint venture television and publishing programs, and, eleemosynary publishing.

         Wallis M Spence has served as Senior Vice President-Financial Marketing since February 1998. He owns The Striker Steel Co. (steel framed homes), since February 1996, and is a self-employed financial consultant specializing in portfolio/pension funds for long term investments, since 1989.

         James W. Courchaine has served as Senior Vice President-Logistics since June 1998. In 1979, Mr. Courchaine retired from the United States Air Force after twenty years and became a self-employed financial consultant specializing in financial services and planning for insurance companies.

         John A. Churchill, Jr. serves as Controller. He owns Central Business Services Corporation, a financial services company, since 1990. He served as Treasurer of E.L. Trevena, Inc., a demolition company, since 1996 to 2000, and was Chairman of Agrovit, Inc., a fertilizer brokerage, from 1991 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through December 31, 2000, all officers, directors and greater-than- 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         None of the executive officers of the Company received a total salary and bonus in excess of $100,000 in any of five fiscal years ended December 31, 2000.

DIRECTORS' COMPENSATION

         Directors of the Company are not compensated for their services.

EMPLOYMENT AGREEMENTS

         On April 8, 1998, the Company entered into employment agreements with all executive officers. The employment agreements provide for remuneration, stock awards, and performance awards. Each executive officer will receive (i) a sign-on award of 25,000 shares of stock, (ii) cash compensation at the end of recapitalization level I ($1,000,000 in new capital) of $48,000 per annum;
(iii) stock award of 25,000 shares at the end of the 1st year of employment;
(iv) cash compensation at the end of capitalization level 2 ($10,000,000 in new capital) of $75,000 per annum; (v) stock award of 25,000 shares at the end of the 2nd year of employment; and (vi) stock award of 25,000 shares at the end of the 3rd year of employment. Each employment agreement has been extended to April 8, 2002.

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

INCENTIVE STOCK OPTION PLAN

         In March 1993, the Board of Directors and shareholders approved in principle an Employee Incentive Stock Option Plan (the "Plan") for full time employees including executive officers. Under the Plan, the Company would issue options to purchase shares of the Company's Common Stock, exercisable at 100% of the current market value (110% of current market value only to 10% or greater stockholders) up to $100,000 annually. The Plan will terminate on March 1, 2002, unless renewed. Under the Plan, any officer or director owning 10% of the voting plan of the Company would be restricted from exercising his/her options to three years after the receipt of such Grant. Additional provisions would be as follows: (1) options terminated or expired, revert back to the Plan, (2) unpurchased option shares remain in the Plan, (3) options are exercisable by the optionee or his/her estate, (4) options are not transferable, and, (5) carryover amounts from one year to the next year cannot exceed 50% of the Plan. The Company has reserved 500,000 shares of Common Stock for issuance under the Plan. The Plan has not been implemented and no options have been granted under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and Directors of the Company as a group:


                                         Amount and Nature of Beneficial
Name of Beneficial Owners                Ownership of Common Stock(1)(2)    Percent of Total Voting Power(2)
-------------------------                -------------------------------    --------------------------------

Larry D. Faw                                      10,221,277(2)(3)                        83.1%
14400 Southwest 46th Court
Ocala, Florida 34473

Vincent J. Neville                                   467,000(4)                              *

Genevieve H. Faw                                  10,221,277(2)(3)                        83.1%
14400 Southwest 46th Court
Ocala, Florida 34473

Andrew C. Rigrod                                      50,000                                 *
Walter Johnson Williams                              551,000                                 *
Harry B. Knights                                     206,000(5)                              *
Charles H. Flood                                      55,000                                 *
Wallis M. Spence                                      50,000                                 *
James W. Courchaine                                  314,400(6)                              *
John A. Churchill, Jr.                             1,179,400(7)                              *
All directors and officers as a group             13,119,077                              85.2%

---------------
* Less than one percent.

(1) Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to all shares of Common Stock beneficially owned. Beneficial ownership is calculated in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934.

(2) The Company has two classes of voting securities, Common Stock and Class A Preferred Stock. Holders of Class A Preferred Stock vote together with holders of Common Stock and are entitled to ten votes for each share of Class A.

     Preferred Stock on all matters voted upon by the shareholders of the Company. Larry D. Faw, Chairman of the Board and President of the Company beneficially owns all outstanding shares of Class A Preferred Stock, or 100 % of that class, and therefore is the beneficial owner of 83.1% of the voting power of the Company. The Class A Preferred Stock is included in the calculation of the percent of total voting power. The Class B Preferred Stock, each share of which is convertible into ten shares of Common Stock at the annual rate of 20% commencing two years after acquisition, are not included in the calculations.

(3) Includes: 2,870,000 shares held by Larry D. Faw, Incorporated, of which Mr. Faw is the President; 401,277 shares held by the Von Falconbourg Family Trust, of which Mr. Faw is the Managing Trustee; 1,000,000 shares held by Morgan Rothchild Anzo, Inc. for the account and benefit of Mr. Faw; warrants to purchase 5,000,000 shares at $1.00 per share; and 925,000 shares held by Genevieve H. Faw, Mr. Faw's wife. Does not include 10,000,000 shares of Class A Preferred Stock held by Mr. Faw, or 1,000,000 shares of Class B Preferred Stock held by each of Mr. Faw and the Von Falconbourg Family trust or 300,000 shares of Class B Preferred Stock held by Mrs. Faw. Each of Mr. Faw and Mrs. Faw disclaims beneficial ownership of the other's shares.

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

         The purchase price of the intangible assets was determined by reference to the industry standards as detailed in the National Labor Relations Board's Collective Bargaining Agreement between the Alliance of Motion Picture and Television Producers and the Writers Guild of America.

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

         See Note 12 to Consolidated Financial Statements for information about the potential profit participation of certain directors and executive officers in certain literary properties of such subsidiaries. No amounts have been paid to date to any director or executive officer in connection with any of those interests and it is not possible to predict whether or when any amounts might be paid in the future or the magnitude of any future amounts.

         Effective on July 21, 1999, the Company's subsidiary, Studio City Amusements, Incorporated changed its name to SCA Global Resources, Incorporated.

         On November 20, 1999, Studio City Holding entered into an agreement with Problem Solvers, Incorporated, a Kansas corporation ("PSI") to establish an irrevocable business royalty trust to receive contributions, revenue and to hold residual interests of both Studio City and PSI in any oil and gas ventures, and all other assets from which these companies may experience financial benefits through SCA/Studio's control.

          On November 26, 1999, Studio City Holding and Problem Solvers created The Hammer Trust, an irrevocable business royalty trust, which was to commence operations in the year 2000. Initially, Studio City contributes the following to the Trust: (1) cash of $1,000, (2) a promissory demand note made payable to the Trust for an amount of $2,500,000, which shall be redeemed by Studio in a future public or private offering, (3) 1,500,000 shares of common stock in Studio, (4) 1,200,000 shares of Class B Preferred shares in Studio, and, any other additional assets, cash, stock, corporate bonds and/or stock in non-related companies; and PSI contributed the following: (1) cash of $1,000,
(2) 2,333,300 shares of Class B Preferred stock of SCA Global Resources, and, any other additional assets, cash, stock, corporate bonds and/or stock in non-related companies. Both Studio City and PSI shall receive equal distributions from the Trust. Initial trustees representing Studio City Holding is Larry D. Faw (Managing Trustee) and representing Problem Solvers is Hurschel Buscher.

                                    PART 1V

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements.

         The audited consolidated financial statements of Studio City Enterprises, Inc. and Subsidiaries filed as a part of this Annual Report on Form 1 0-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements, which directly follow this Part IV of this Annual Report on Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

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

                               STUDIO CITY HOLDING CORPORATION



                               By:  /s/ Larry D. Faw
                                   --------------------------------------------
                                        Larry D. Faw
                                        Chairman of the Board of Directors
                                                      President
                                        (Principal Financial/Accounting Officer)


Date: April 12, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                  Title                           Date
---------                                  -----                           ----
/s/ Vincent J. Neville     Vice Chairman of the Board of Directors    April 12, 2001
----------------------           and Chief Executive Officer
    Vincent J. Neville


/s/ Genevieve H. Faw                Senior Vice President             April 12, 2001
----------------------              Secretary and Director
    Genevieve H. Faw

                        STUDIO CITY HOLDING CORPORATION
                                AND SUBSIDIARIES

                     Independent Accountant's Review Report
                                      and

                              Financial Statements

               October 21, 1991 (Inception) To December 31, 2000

               STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES

               October 21, 1991 (Inception) To December 31, 2000



                               TABLE OF CONTENTS




INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                        1


CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         CONSOLIDATED STATEMENTS OF OPERATIONS                                3

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY         4-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Studio City Holding Corporation

We have audited the accompanying consolidated balance sheet of Studio City Holding Corporation (a New York corporation) (a development stage company) and subsidiaries (development stage companies) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1991 through 2000 (inception through December 31, 2000). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Studio City Holding Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity and their cash flows for the years ended December 31, 1991 through 2000 (inception through December 31, 2000) in conformity with generally accepted accounting principles.

Peel, Schatzel & Wells, P.A.
St. Petersburg, Florida

March 26, 2001

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ---------------------------
                                                                                    1999            2000
                                                                                -----------     -----------
ASSETS

    Cash and cash equivalents                                                   $    55,843     $    27,329
    Intangible assets (Note 3)                                                       77,315          77,315
    Investment in joint ventures and stock                                           56,823       2,560,943
    Prepaid services                                                                  3,469           1,441
    Office equipment (cost $53,312 and $53,312 in 1999 and 2000;
      accumulated depreciation $40,480 and $46,187 in 1999 and 2000)                 12,832           7,125
    Organization costs (net of accumulated amortization)                                190              48
    Accounts receivable                                                               5,170          71,866
                                                                                -----------     -----------
TOTAL ASSETS                                                                    $   211,642     $ 2,746,067
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

    Note payable-majority stockholder                                           $ 1,554,027     $ 1,554,027
    Loans from minority stockholders                                                888,784       1,309,584
    Note payable-Hammer Trust                                                                     2,500,000
    Accrued interest on majority stockholder note                                   415,952         439,774
    Accrued interest on minority stockholder loans                                   74,631         186,121
    Accrued interest on Hammer Trust note                                                           153,074
    Accrued expenses                                                                  7,417          30,808
CONTINGENT LIABILITIES--Collective Bargaining Agreement (Note 3)                         --              --
LEASE COMMITMENTS--(Note 15)                                                             --              --
                                                                                -----------     -----------
TOTAL LIABILITIES                                                                 2,940,811       6,173,388

EQUITY SECURITIES SUBJECT TO RESCISSION (Note 20)                                 1,003,100       1,006,220

STOCKHOLDERS' EQUITY
    Common stock - par value $.002 in 1999 and 2000; 150,000,000 shares authorized; 31,057,001 and 32,557,001
      shares issued and outstanding in 1999 and 2000                                 61,077          61,077
    Common stock warrants                                                         5,000,000       5,000,000
    Preferred stock--A - par value $.0001 in 1999 and 2000;
      10,000,000 shares authorized, issued and outstanding in 1999 and 2000           1,000           1,000
    Preferred stock--B - par value $.0001 in 1999 and 2000;
      10,000,000 shares authorized; 3,825,834 and 5,025,834
      shares issued and outstanding in 1999 and 2000                                    383             383
    Additional paid-in capital                                                    1,392,737       1,392,737
    Deficit accumulated during development stage                                 (2,959,466)     (3,660,738)
    Less treasury stock--cost of 400 shares                                          (2,000)         (2,000)
    Less special distribution to stockholder (Note 3)                            (7,226,000)     (7,226,000)
                                                                                -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                       (3,732,269)     (4,433,541)

                                                                                -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   211,642     $ 2,746,067
                                                                                ===========     ===========


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Cumulative
                                             From Inception     For The Year Ended
                                            October 21, 1991       December 31,
                                            to December 31,  -----------------------
                                                 2000          1999           2000
                                             -----------     ---------     ---------

INCOME                                       $   424,373     $  45,591     $  92,614

EXPENSES

    Accounting fees                              160,545        20,979        27,336
    Advertising                                   16,837                       1,045
    Amortization--organization costs               1,933           255           141
    Auto expenses                                189,182        13,797        12,740
    Bad debts                                    167,695
    Bank charges                                   2,092           511           439
    Commissions                                   36,906
    Consulting fees                              176,120        13,448        39,128
    Contributions                                  2,682           751           980
    Depreciation                                  46,189         7,162         5,706
    Dues and publications                         24,298         3,058         4,870
    Equipment rental                             384,418        95,027        64,181
    Insurance                                     23,414
    Interest                                   1,225,923       203,841       403,425
    Legal fees                                   348,174       111,579        38,575
    Licenses                                      27,141         2,860         2,746
    Meals                                         35,210         3,879         4,414
    Medical reimbursement--officer                27,448         8,119         5,168
    Miscellaneous expenses                        48,988         6,583         1,008
    Offering costs                                32,051
    Office expenses                              170,834        19,392        29,080
    Officer compensation                           5,000
    Postage                                       70,943        10,036        10,350
    Professional fees                             87,382           521           750
    Project costs                                401,939       129,810       107,916
    Rent                                         168,734        18,875        18,385
    Repairs and maintenance                        1,993           335           632
    Seminars                                         604
    Telephone expense                             87,350         6,016         6,526
    Travel                                        73,474        15,486         5,187
    Utilities                                     25,695         2,922         3,158
    Wages                                         13,917
                                             -----------     ---------     ---------
TOTAL EXPENSES                                 4,085,111       695,242       793,886
                                             -----------     ---------     ---------
NET LOSS                                     $(3,660,738)    $(649,651)    $(701,272)
                                             ===========     =========     =========
EARNINGS (LOSS) PER
    COMMON SHARE
    (Basic and Diluted Loss Per Share        -----------     ---------     ---------
    are the same--See Note 2)                $   (0.0185)    $ (0.0209)    $ (0.0219)
                                             ===========     =========     =========


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                  Common Stock
                                                          -----------------------------------------------------------
                                                                                          Additional        Common
                                                              Common                        Paid-In          Stock      Preferred
                                                              Shares          Amount        Capital         Warrants     Stock A
                                                          ------------     -----------     -----------     ----------    --------

Issuance of common stock                                       748,000     $    11,920     $ 1,138,500     $       --    $     --
Special distribution (Note 3)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1991                                   748,000          11,920       1,138,500             --          --
Issuance of common stock                                       610,201           1,662          72,770
Common shareholder loss for year
     ended December 31, 1992
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1992                                 1,358,201          13,582       1,211,270             --          --
Stock split 1 to 100                                       134,461,899
Shares for properties                                                                       (1,151,004)
Special distribution (Note 3)
Issuance of common and preferred
     stock and common warrants                              16,749,900           1,675          56,976      5,000,000
Common shareholder loss for year
     ended December 31, 1993
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1993                               152,570,000          15,257         117,242      5,000,000          --
Issuance of common stock                                   (13,420,000)         (1,342)        242,670
Common shareholder loss for year
     ended December 31, 1994
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1994                               139,150,000          13,915         359,912      5,000,000          --
Issuance of common stock                                     4,150,000             415         406,095
Common shareholder loss for year
     ended December 31, 1995
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1995                               143,300,000          14,330         766,007      5,000,000          --
Issuance of common stock                                     6,700,000             670         431,506
Equity securities subject to rescission (Note 20)                                 (670)       (431,506)
Common shareholder loss for year
     ended December 31, 1996
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1996                               150,000,000          14,330         766,007      5,000,000          --
Issuance of common stock                                       155,000             310         481,113
Equity securities subject to rescission (Note 20)                                 (310)       (481,113)
Common shareholder loss for year
     ended December 31, 1997
Shares issued, exchanged or converted                     (119,126,500)        (11,000)          9,000                      1,000
Merger adjustments                                                              57,747         617,730
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1997                                31,028,500          61,077       1,392,737      5,000,000       1,000
Issuance of common stock                                        28,501              57          89,444
Equity securities subject to rescission (Note 20)                                  (57)        (89,444)
Common shareholder loss for year
     ended December 31, 1998
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1998                                31,057,001          61,077       1,392,737      5,000,000       1,000
Cost of  400 shares of common stock
Common shareholder loss for year
     ended December 31, 1999
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 1999                                31,057,001          61,077       1,392,737      5,000,000       1,000
Issuance of common and preferred stock                       1,500,000           3,000
Equity securities subject to rescission (Note 20)                               (3,000)
Common shareholder loss for year
     ended December 31, 2000
                                                          ------------     -----------     -----------     ----------    --------
Balance at December 31, 2000                                32,557,001     $    61,077     $ 1,392,737     $5,000,000    $  1,000
                                                          ============     ===========     ===========     ==========    ========


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)


                                                                          Deficit
                                                                        Accumulated                  Special
                                                                           During                  Distribution        Total
                                                          Preferred     Development    Treasury         To         Stockholders'
                                                           Stock B         Stage         Stock      Stockholder        Equity
                                                          ----------    -----------     -------     -----------     -----------

Issuance of common stock                                  $       --    $        --     $    --     $        --     $ 1,150,420
Special distribution (Note 3)                                                                          (150,000)       (150,000)
Common shareholder loss for period
     October 21, 1991 to December 31, 1991                                  (35,455)                                    (35,455)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1991                                      --        (35,455)         --      (1,150,000)        (35,035)
Issuance of common stock                                                                                                 74,432
Common shareholder loss for year
     ended December 31, 1992                                                (57,999)                                    (57,999)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1992                                      --        (93,454)         --      (1,150,000)        (18,602)
Stock split 1 to 100
Shares for properties
Special distribution (Note 3)                                                                                        (1,151,004)
Issuance of common and
preferred                                                                                            (6,076,000)     (6,076,000)
     stock and common warrants                               671,974                                                  5,730,625
Common shareholder loss for year
     ended December 31, 1993                                                (73,409)                                    (73,409)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1993                                 671,974       (166,863)         --      (7,226,000)     (1,588,390)
Issuance of common stock                                                                                                241,328
Common shareholder loss for year
     ended December 31, 1994                                               (172,174)                                   (172,174)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1994                                 671,974       (339,037)         --      (7,226,000)     (1,519,236)
Issuance of common stock                                                                                                406,510
Common shareholder loss for year
     ended December 31, 1995                                               (316,578)                                   (316,578)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1995                                 671,974       (655,615)         --      (7,226,000)     (1,429,304)
Issuance of common stock                                                                                                432,176
Equity securities subject to rescission (Note 20)                                                                      (432,176)
Common shareholder loss for year
     ended December 31, 1996                                               (558,211)                                   (558,211)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1996                                 671,974     (1,213,826)         --      (7,226,000)     (1,987,515)
Issuance of common stock                                                                                                481,423
Equity securities subject to rescission (Note 20)                                                                      (481,423)
Common shareholder loss for year
     ended December 31, 1997                                               (572,506)                                   (572,506)
Shares issued, exchanged or converted                          1,182                                                        182
Merger adjustments                                          (672,773)                                                     2,704
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1997                                     383     (1,786,332)         --      (7,226,000)     (2,557,135)
Issuance of common stock                                                                                                 89,501
Equity securities subject to rescission (Note 20)                                                                       (89,501)
Common shareholder loss for year
     ended December 31, 1998                                               (523,483)                                   (523,483)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1998                                     383     (2,309,815)         --      (7,226,000)     (3,080,618)
Cost of  400 shares of common stock                                                      (2,000)                         (2,000)
Common shareholder loss for year
     ended December 31, 1999                                               (649,651)                                   (649,651)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 1999                                     383     (2,959,466)     (2,000)     (7,226,000)     (3,732,269)
Issuance of common and preferred stock                           120                                                      3,120
Equity securities subject to rescission (Note 20)               (120)                                                    (3,120)
Common shareholder loss for year
     ended December 31, 2000                                               (701,272)                                   (701,272)
                                                          ----------    -----------     -------     -----------     -----------
Balance at December 31, 2000                              $      383    $(3,660,738)    $(2,000)    $(7,226,000)    $(4,433,541)
                                                          ==========    ===========     =======     ===========     ===========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Cumulative          For The Year Ended
                                                      From Inception            December 31,
                                                    October 21, 1991 to   -----------------------
                                                     December 31, 2000      1999            2000
                                                    -------------------   ---------     ---------

OPERATING ACTIVITIES
    Net loss                                          $(3,660,738)        $(649,651)    $(701,272)
    Amortization and depreciation                          48,122             7,417         5,847
    Changes in operating assets and liabilities:
      Decrease in prepaid services                          1,004                           2,028
      Increase in organizational costs                     (1,860)
      (Increase) decrease in accounts receivable          (71,866)            2,275       (66,696)
      Increase (decrease) in accrued expenses              29,804           (47,214)       22,388
      Increase in accrued interest payable                778,969           104,860       288,386
      Decrease in intangible assets                        19,750

                                                      -----------         ---------     ---------
Net cash used in operating activities                  (2,856,815)         (582,313)     (449,319)

INVESTING ACTIVITIES
    Investment in CVT Corporation of America              (12,000)
    Investment in joint ventures and stocks               (56,823)
    Acquisition of equipment                              (53,312)             (806)
    Acquisition of properties                             (97,066)

                                                      -----------         ---------     ---------
Net cash used in investing activities                    (219,201)             (806)           --

FINANCING ACTIVITIES
    Borrowings from stockholders                        1,382,326           560,784       420,805
    Proceeds for issuance of common stock               1,817,036
    Repayment of stockholders loans                       (72,737)
    Loan to affiliated company                            (21,280)
    Purchase of 400 shares of common stock                 (2,000)           (2,000)

                                                      -----------         ---------     ---------
Net cash provided by financing activities               3,103,345           558,784       420,805

                                                      -----------         ---------     ---------
Cash and cash equivalents - increase (decrease)            27,329           (24,335)      (28,514)

Cash and cash equivalents - Beginning                          --            80,178        55,843

                                                      -----------         ---------     ---------
Cash and cash equivalents - Ending                    $    27,329         $  55,843     $  27,329
                                                      ===========         =========     =========


Supplemental Disclosures of Cash Flow Information:
                                                      -----------         ---------     ---------
    Cash paid for interest                            $   447,955         $  98,979     $ 116,040
                                                      ===========         =========     =========
    Noncash financing transaction:
      Value of Studio City shares
                                                      -----------         ---------     ---------
      issued for services                             $     3,647         $      --     $      --
                                                      ===========         =========     =========
      Investment in Hammer Trust in the year 2000
      was financed with a $2,500,000 note,
      issuance of $3,000 common stock and $120
      preferred stock and a $1,000 deposit unpaid
     as of December 31, 2000


The accompanying notes are an integral part of these financial statements.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


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

The Company formed STUDIO CITY AMUSEMENTS, INC. on November 10, 1994 as a Florida corporation. The Company owns 100% (99.9% in 2000) of the voting stock. Studio City Amusements owns two theatrical musical productions entitled "SLICING UP THE BIG APPLE" and "TINTYPES ON AN INTERGALACTICAL STAGE". Studio City Amusements purpose is to develop and manage entertainment properties, and to develop and produce Specialty Entertainment Projects. In 1999, this entity changed its name to SCA GLOBAL RESOURCES, INC.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES - continued

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

                                           Weighted            Loss
         Year          Net Loss         Average Shares       Per Share
         ----          --------          -----------          --------
         2000          $701,272           32,077,493          $(.0219)
         1999          $649,651           31,057,001          $(.0209)
         1998          $521,483           31,042,751          $(.0168)
         1997          $572,506           30,950,955          $(.0185)
         1996          $558,211          146,650,000          $(.0038)
         1995          $316,578          141,225,000          $(.0022)
         1994          $172,174          145,703,500          $(.0012)
         1993          $ 73,409          144,038,550          $(.0005)
         1992          $ 57,999            1,071,101          $(.0541)
         1991          $ 35,455              784,000          $(.0452)


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

Purchase Agreement: On February 16, 1993, the Company entered into an agreement to acquire the direct ownership of various intellectual properties in the amount of $7,226,000, which included 72 motion picture properties, 4 television pilot properties, 48 books for publication, 4 inventions, 1 franchise program and 1 Specialty Product Design and marketing program. The Company's Purchase Agreement for these properties included an obligation in the form of a promissory demand note in the amount of $1,554,027 payable to Larry D. Faw, the majority stockholder. In addition, the Company granted to Larry D. Faw warrants with the option to purchase 5,000,000 shares of common stock, which was considered to be partial payment under

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 3 -- INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

the Purchase Agreement. These warrants are exercisable at $1.00 per share at a maximum of 25% per year beginning the first anniversary of the effective date of the grant and continues until one of the following occurs: (i) to the year 2003, or, (ii) when all warrants have been exercised, or, (iii) all rights to such warrants have been terminated in a mutually agreed upon written agreement.

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

In summary, the Purchase Agreement includes the $1,554,027 promissory demand note, the $5,000,000 common stock warrants and $671,973 value of preferred stock for a total price of $7,226,000. Management believes this Purchase Agreement was at a significant discount which is evidenced by the Independent Valuation as discussed below in Note 3. As previously stated, the recorded amount of these intangible assets was zero based on the predecessor's cost. Larry D. Faw, the majority stockholder, was the predecessor owner. The total price of $7,226,000 has been reflected in the 1993 through 2000 financial statements as a reduction in equity, specifically as a special distribution to stockholder.

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

The purchase price of the intangible assets acquired from the majority stockholder, Larry D. Faw, was determined by Industry Standards (i.e. Union Minimums as detailed in the Writers

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 3 -- INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

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

Contingent Liabilities-Collective Bargaining Agreement: Studio City Holding Corporation, Fawnsworth International Pictures Corporation, the International Children's Television Network, Incorporated, and Zingrr N-2-Aktiv Television Network, Inc. are registered signatory companies to the 1995 Writer's Guild of America-Alliance of Motion Picture & Television Producers

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 3--INTANGIBLE ASSETS AND RELATED OBLIGATIONS - continued

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

NOTE 5 -- PREPAID SERVICES

The Company and FIPC issued common stock to several individuals in exchange for future services and expertise. The asset values recorded were determined by management. These services have been partially rendered and the expense partially recognized.

NOTE 6 -- OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER

At the time of incorporation in October 1991, FIPC acquired office furniture and equipment from a stockholder, Genevieve Faw in the amount of $13,600. The Company became indebted for this amount plus $1,520 for supplies that was expensed in 1991. Therefore, the total liability to the

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 6 -- OFFICE FURNITURE AND EQUIPMENT AND NOTE PAYABLE-STOCKHOLDER - continued

stockholder for this transaction was $15,120 since 1991. In 1994 the liability was satisfied. In 1995, the Company and Poc-It Comics acquired office furniture and equipment. In 1996, 1997 and 1999, the Company acquired additional office furniture and equipment. Office furniture and equipment is recorded at cost, less accumulated depreciation. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years.

NOTE 7 -- NOTE PAYABLE-MAJORITY STOCKHOLDER

As discussed in Note 3 above, the Company became obligated under the Purchase Agreement to its majority stockholder, Larry D. Faw. The promissory demand note is dated the date of the Purchase Agreement, which is February 16, 1993. The promissory demand note contains the following provisions: (i) due upon demand,
(ii) payments may be made at any time, and (iii) a balloon payment is due on February 16, 1995. The note has an initial annual interest rate of 2%. On February 16, 1995, the note became due and subsequently was extended for six months at an annual interest rate of 9%. Since August 16, 1995, every six months the note has been extended and is currently extended through August 16, 2001. No principal payments have been made on this note, but partial interest payments have been made in 1995 through 2000. Accrued interest on this note was $439,774 as of December 31, 2000, and $415,952, $375,069, $290,518, $194,456,
$108,593, $58,158 and $27,078 as of December 31, 1999, 1998, 1997, 1996, 1995,
1994 and 1993 respectively.

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 8--RELATED PARTY TRANSACTIONS - continued

The Company executed a statutory merger with CVT Corporation of America (name changed to Studio City Holding Corporation) on July 1, 1996 with Studio City Holding Corporation (a New York Corporation) being the surviving entity. Subsequently, the operations of Studio City Incorporated Holding (a Florida Corporation) were wound up and the corporation dissolved. (See Note 17--Merger).

Zweig Knights Publishing Corporation, a subsidiary of the Company, has earned revenue from sale of four books of the Nicholas Stories series and a Christmas audio CD. Total revenue earned was $92,614 and $45,591 for the years ended December 31, 2000 and 1999. Of these amounts, $58,600 and $41,000 were from sales to Harry Knights, Inc. in 2000 and 1999 respectively. And in 2000, $27,250 were from sales to Larry D. Faw, Inc. Larry D Faw, Inc. is a corporation 100% owned by Larry D. Faw, majority stockholder of the Company. Harry Knights, Inc. is a corporation 100% owned by Harry Knights, the author of the books, who is also a stockholder and officer of the Company as well as the subsidiary, Zweig Knights Publishing Corporation. In 1997, the Company enlisted Harry Knights, Inc. to serve as chief marketer and retail sales coordinator. The Company sells to Harry Knights, Inc. as a wholesaler at a price of $10 per unit/book. Harry Knights, Inc. markets the books within the guidelines of the board of directors. Harry Knights coordinates advertising, public relations and sales management at major trade and specialty products showcases and conventions. Harry Knights receives no compensation for the duties he performs on behalf of the Company. The Company does assist in providing reimbursements for some expenses that are incurred above and beyond the requirements necessary for retail sales.

NOTE 9 -- STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

Studio City Holding Corporation immediately after the Merger and as of December 31, 1996 (See Note 17) had 150,000,000 shares authorized, issued and outstanding with a par value of $.01 per share. Upon the Merger, Larry D. Faw, the principal stockholder converted 100,000,000 shares of common stock into 10,000,000 shares of Class A Preferred Stock and 10,000,000 shares of common stock into 1,000,000 shares of Class B Preferred Stock. Additionally, the former stockholders of CVT exchanged their shares for 9,123,250 shares of common stock. Additionally, some shareholders elected the option to exchange their common shares for Class B Preferred Stock (10 shares of common for 1 share of Class B Preferred Stock). 18,258,340 shares of common stock were exchanged for 1,825,834 shares of Class B Preferred Stock. Additional shares of common were issued during 1997, 1998 and 2000. As of December 31, 2000 and 1999, 32,557,001 and 31,057,001 shares were issued and outstanding respectively. The par value was amended to $.002 per share.

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 10,000,000 shares of Class A Preferred Stock. This is the amount of shares issued and outstanding as of December 31, 2000 and December 31, 1999. The par value is $.0001 per share.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 9 -- STOCKHOLDERS' EQUITY - continued

As discussed above, Larry D. Faw, the principal stockholder, converted common stock into 1,000,000 shares of Class B Preferred Stock. He previously had 1,000,000 shares prior to this conversion. Additionally, other stockholders exchanged common stock for 1,825,834 shares of Class B Preferred Stock. As of December 31, 2000 and 1999, 5,025,834 and 3,825,834 shares were issued and outstanding. The par value is $.0001 per share.

Fawnsworth International Pictures Corporation has 500,000 shares authorized. The par value is $.01 per share. There were 491,150 shares issued and outstanding as of December 31, 2000 and 1999 with Studio City being the registered beneficial owner.

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

All other entities presented in these financial statements other than those referred to above in this note, have one class of common stock and it is voting (one share, one vote). The par value is $.0001 per share with 10,000,000 authorized, issued and outstanding. There are 5,000,000 shares authorized, issued and outstanding each of Class A and B Preferred Stock at $.0001 par

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 9 -- STOCKHOLDERS' EQUITY - continued

value per share. Class A is voting and convertible to common and Class B is non-voting with preferential dividends.

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

NOTE 11 -- EMPLOYEES, EMPLOYMENT AGREEMENTS AND EMPLOYEE BENEFITS

The Company has had no full-time employees from inception to date except for Quagga Entertainment Corporation during 1995. The Company has had contractual relationships with independent contractors. Operations are managed by officers, directors, and stockholders who received no monetary compensation through 1999. In the year 2000, the Company began paying consulting fees to certain officers and stockholders. Through December 31, 2000, $20,000 has been paid to the majority stockholder, Larry D. Faw, and $8,656 has been paid to other minority stockholders. The Company has had no employment agreements with key officers from inception to date. However, the Company anticipates entering into employment agreements with key personnel and intends to obtain key-man insurance when the Company emerges from the development stage.

The Company does maintain a medical reimbursement plan whereby the majority stockholder, Larry D. Faw, is reimbursed for his medical costs. This does not include any other family members.

NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS

As of December 31, 2000, the Company was obligated to make future contingent payments under research and development contracts, which are based upon actual utilization of certain intellectual properties in pre-publication, published or cinematic form. These contingent payments will continue for an indeterminable length of time, and will be payable in all cases at the time of funding for each respective project. Under certain of these contracts, the Company is obligated to pay royalties ranging from 1.5% to 5% of the gross net profits which are distributable from the commercialization and merchandising of these properties.

The Company has agreements with various individuals who will receive funds from the initial distribution proceeds from the exploitation of certain literary properties. These amounts are

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS - continued

uncalculable because they are percentage rights in individual properties which are identified in the Company's inventory analysis. These contracts and percentage rights are as follows:

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS - continued

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

The Company has entered into a series of Joint Venture Agreements with Lisa Moody/Tin Woman Music, Inc. for the creation of music for the first generation of Zoo Toonz. Larry D. Faw and Quagga Television Partners Limited Partnership have contributed capital for these joint ventures. To date, 5 contractual arrangements have been made for the creation of 27 songs for the Zoo Toonz project. The songwriter has been prepaid for the creation of these songs and separate funds have been expended for the production of Recording Masters. The Company owns all video rights for perpetuity and all audio rights for 35 years.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 12 -- ADDITIONAL CONTINGENT PAYMENTS - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 14 -- INCOME TAXES

The Company and its subsidiaries have filed separate corporate income tax returns since each corporation's inception through December 31, 2000. As of December 31, 2000, there have been no timing differences in the recognition of revenue and expense for financial reporting and income tax purposes. As of December 31, 2000, the Company and its subsidiaries each have available net operating loss carryforwards for federal and state income tax purposes (which are the same amount) that will be available to offset future taxable income of the Company. If unused, net operating loss carryforwards expire after 15 years (20 years after 1997). The loss carryforwards are summarized as follows:

     Year          Year         Studio City           All
   Incurred      Expires       Holding Corp.      Subsidiaries       Combined
   --------      -------       -------------      ------------       --------
     1991          2006          $ 15,596          $ 19,859          $ 35,455
     1992          2007            24,000            33,999            57,999
     1993          2008            63,543             9,866            73,409
     1994          2009           158,468            13,706           172,174
     1995          2010           309,995             6,583           316,578
     1996          2011           496,761            61,450           558,211
     1997          2012           451,666           120,840           572,506
     1998          2018           489,105            34,378           523,483
     1999          2019           556,889            92,762           649,651
     2000          2000           678,192            23,080           701,272



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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000:

         Year Ending December 31,                        Amount
         ------------------------                       --------
                   2001                                 $ 44,199
                   2002                                    2,177
               Later Years                                   -0-
                                                        --------
                                                        $ 46,376
                                                        ========

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 17 -- MERGER - continued

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

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 18 -- PENDING LITIGATION - continued

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

NOTE 19 -- LOANS FROM MINORITY STOCKHOLDERS

During 1998, 1999 and 2000, various minority stockholders loaned the Company money. These unsecured, short-term (less than one year) loans accrue interest at 10% per annum. The total amounts outstanding are $1,309,584, and $888,784 as of December 31, 2000 and 1999 respectively. Accrued interest payable on these loans are $186,121 and $74,631 as of December 31, 2000 and 1999 respectively.

NOTE 20 -- EQUITY SECURITIES SUBJECT TO RESCISSION

Common stock was issued during 1996, 1997, 1998 and 2000 without compliance with registration requirements of the federal and state securities laws. As a result, these securities may have rescission rights. Accordingly, the potential rescission liability has been classified outside of permanent stockholders' equity, under the caption "Equity Securities Subject To Rescission". This amount is $432,176 as of December 31, 1996, $913,599 as of December 31, 1997, $1,003,100 as of December 31, 1998, and 1999 and $1,006,220 as of December 31,
2000. The likelihood of the exercising of these rescission rights is considered to be remote, and therefore, interest has not been accrued and included as an additional liability amount. But the interest is considered to be a contingent liability of the Company and based on a 10% annual interest rate, amounts to approximately $36,000 as of December 31, 1996, $98,000 as of December 31, 1997, $198,000 as of December 31, 1998, $298,000 as of December 31, 1999 and $398,000
as of December 31, 2000. When the rescission rights expire, the respective amounts will be reclassified as permanent equity.

STUDIO CITY HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 21, 1991 (Inception) THROUGH DECEMBER 31, 2000


NOTE 21 -- INVESTMENT IN HAMMER TRUST

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

There has been no activity in The Hammer Trust to date.